Form 10-Q
period 1996-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1996-08-13
CIK 847320

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $    138,018          36,949
  Receivable from Managing
   General Partner                                 83,449          80,686
                                                ---------       ---------
      Total current assets                        221,467         117,635
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,341,788       3,604,574
  Less accumulated depreciation,
    depletion and amortization                  2,429,000       2,372,000
                                                ---------       ---------
      Net oil and gas properties                  912,788       1,232,574
                                                ---------       ---------
                                             $  1,134,255       1,350,209
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $       -                645
                                                ---------       ---------

Partners' equity:
  General partners                                (46,056)        (33,376)
  Limited partners                              1,180,311       1,382,940
                                                ---------       ---------
      Total partners' equity                    1,134,255       1,349,564
                                                ---------       ---------
                                             $  1,134,255       1,350,209
                                                =========       =========

PAGE

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   290,842    255,676    531,733    535,082
Interest                            1,879        364      2,799        613
                                  -------    -------    -------    -------
                                  292,721    256,040    534,532    535,695
                                  -------    -------    -------    -------

     Expenses

Production                        151,396    175,482    319,771    352,910
General and administrative         19,026     19,154     46,561     48,383
Depreciation, depletion and
  amortization                     31,000     34,000     57,000     84,000
                                  -------    -------    -------    -------
                                  201,422    228,636    423,332    485,293
                                  -------    -------    -------    -------
Net income                    $    91,299     27,404    111,200     50,402
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    11,007      5,526     15,138     12,096
                                  =======    =======    =======    =======
  General Partner             $     1,223        614      1,682      1,344
                                  =======    =======    =======    =======
  Limited Partners            $    79,069     21,264     94,380     36,962
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      7.56       2.03       9.03       3.54
                                  =======    =======    =======    =======

PAGE

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and
   gas sales                                        $   537,488    542,844
  Cash paid to suppliers                               (375,010)  (393,877)
  Interest received                                       2,799        613
                                                        -------    -------
      Net cash provided by operating
       activities                                       165,277    149,580
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                    (6,248)    (7,336)
  Sale of oil and gas properties                        269,194      7,800
  Sale of equipment                                        -         1,716
                                                        -------    -------
      Net cash provided by investing
       activities                                       262,946      2,180
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (327,154)  (143,980)
                                                        -------    -------
Net increase in cash and cash equivalents               101,069      7,780

  Beginning of period                                    36,949     16,958
                                                        -------    -------
  End of period                                     $   138,018     24,738
                                                        =======    =======

                                                                (continued)

PAGE

                Southwest Oil & Gas Income Fund IX-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   111,200     50,402

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        57,000     84,000
    Decrease in receivables                               5,755      7,762
    Increase (decrease) in payables                      (8,678)     7,416
                                                        -------    -------
Net cash provided by operating
  activities                                        $   165,277    149,580
                                                        =======    =======

PAGE

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

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.08     16.49        28%
Average price per mcf of gas             $    1.75      1.12        56%
Oil production in barrels                    9,600    12,400       (23%)
Gas production in mcf                       50,300    44,900        12%
Gross oil and gas revenue                $ 290,842   255,676        14%
Net oil and gas revenue                  $ 139,446    80,194        74%
Partnership distributions                $ 235,000    75,607       211%
Limited partner distributions            $ 211,500    68,607       208%
Per unit distribution to limited
 partners                                $   20.23      6.56       208%
Number of limited partner units             10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $290,842 from $255,676 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 14%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 28%, or $4.59 per barrel, resulting in an increase of approximately $56,900 in revenues. Oil sales represented 70% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 80% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 56%, or $.63 per mcf, resulting in an increase of approximately $28,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $85,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 2,800 barrels or 23% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $59,000 in revenues.

    Gas production increased approximately 5,400 mcf or 12% during the same period, resulting in an increase of approximately $9,500 in revenues.

    The net total decrease in revenues due to the change in production is approximately $49,500. The decrease is a result of property sales, a well being shut-in during 1996 and scale damage to two wells.

Costs and Expenses

Total costs and expenses decreased to $201,422 from $228,636 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 14% lower, or approximately $24,100 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease is a result of property sales.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $100 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

3. Depletion expense decreased to $31,000 for the quarter ended June 30, 1996 from $34,000 for the same period in 1995. This represents a decrease of 9%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

PAGE

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.88     16.09        17%
Average price per mcf of gas             $    1.67      1.29        29%
Oil production in barrels                   20,200    25,300       (20%)
Gas production in mcf                       90,500    99,000        (9%)
Gross oil and gas revenue                $ 531,733   535,082        (1%)
Net oil and gas revenue                  $ 211,962   182,172        16%
Partnership distributions                $ 326,509   143,607       127%
Limited partner distributions            $ 297,009   129,807       129%
Per unit distribution to limited
 partners                                $   28.41     12.42       129%
Number of limited partner units             10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $531,733 from $535,082 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 1%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 17%, or $2.79 per barrel, resulting in an increase of approximately $70,600 in revenues. Oil sales represented 72% of total oil and gas sales during the six months ended June 30, 1996 as compared to 76% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 29%, or $.38 per mcf, resulting in an increase of approximately $37,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $108,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 5,100 barrels or 20% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $96,300 in revenues.

    Gas production decreased approximately 8,500 mcf or 9% during the same period, resulting in a decrease of approximately $14,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $110,500. The decrease is a result of property sales, a well being shut-in during 1996 and scale damage to two wells.

Costs and Expenses

Total costs and expenses decreased to $423,332 from $485,293 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 13%. The decrease is the result of a decline in lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 9% lower, or approximately $33,100 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease is a result of property sales.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,800 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

3. Depletion expense decreased to $57,000 for the six months ended June 30, 1996 from $84,000 for the same period in 1995. This represents a decrease of 32%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $165,300 in the six months ended June 30, 1996 as compared to approximately $149,600 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $262,900 in the six months ended June 30, 1996 as compared to approximately $2,200 in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $327,200 in the six months ended June 30, 1996 as compared to approximately $144,000 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $326,509 of which $297,009 was distributed to the limited partners and $29,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $28.41. Total distributions during the six months ended June 30, 1995 were $143,607 of which $129,807 was distributed to the limited partners and $13,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $12.42.

The sources for the 1996 distributions of $326,509 were oil and gas operations of approximately $165,300 and sale of oil and gas properties of approximately $269,200, offset by the additions to oil and gas properties of approximately $6,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $143,607 were oil and gas operations of approximately $149,600 and sale of oil and gas properties of approximately $9,500, offset by the additions to oil and gas properties of approximately $7,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,902,018 have been made to the partners. As of June 30, 1996, $4,465,150 or $427.16 per limited partner unit has been distributed to the limited partners, representing a 85% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $221,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND IX-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date:  August 11, 1996           By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer