Form 10-Q
period 1996-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1996-11-13
CIK 847320

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     19,351          36,949
  Receivable from Managing
   General Partner                                 95,898          80,686
                                                ---------       ---------
      Total current assets                        115,249         117,635
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,358,772       3,604,574
  Less accumulated depreciation,
   depletion and amortization                   2,459,000       2,372,000
                                                ---------       ---------
      Net oil and gas properties                  899,772       1,232,574
                                                ---------       ---------
                                             $  1,015,021       1,350,209
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        549             645
                                                ---------       ---------

Partners' equity:
  General partners                                (55,034)        (33,376)
  Limited partners                              1,069,506       1,382,940
                                                ---------       ---------
      Total partners' equity                    1,014,472       1,349,564
                                                ---------       ---------
                                             $  1,015,021       1,350,209
                                                =========       =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   266,899    255,428    798,632    790,510
Interest                              930        329      3,729        943
                                  -------    -------    -------    -------
                                  267,829    255,757    802,361    791,453
                                  -------    -------    -------    -------

     Expenses

Production                        170,138    185,360    489,908    538,270
General and administrative         18,475     18,450     65,036     66,833
Depreciation, depletion and
 amortization                      30,000     40,000     87,000    124,000
                                  -------    -------    -------    -------
                                  218,613    243,810    641,944    729,103
                                  -------    -------    -------    -------
Net income                    $    49,216     11,947    160,417     62,350
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     7,130      4,676     22,268     16,772
                                  =======    =======    =======    =======
  General Partner             $       792        519      2,474      1,863
                                  =======    =======    =======    =======
  Limited Partners            $    41,294      6,752    135,675     43,715
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      3.95        .65      12.98       4.18
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and
   gas sales                                        $   783,473    809,904
  Cash paid to suppliers                               (555,157)  (590,019)
  Interest received                                       3,729        943
                                                        -------    -------
      Net cash provided by operating
       activities                                       232,045    220,828
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                   (23,232)    (9,601)
  Sale of oil and gas properties                        269,194      7,800
  Sale of equipment                                         -        5,312
                                                        -------    -------
      Net cash provided by investing
       activities                                       245,962      3,511
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (495,605)  (202,229)
                                                        -------    -------
Net increase (decrease)in
 cash and cash equivalents                              (17,598)    22,110

  Beginning of period                                    36,949     16,958
                                                        -------    -------
  End of period                                     $    19,351     39,068
                                                        =======    =======

                                                                (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   160,417     62,350

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        87,000    124,000
    (Increase) decrease in receivables                  (15,159)    19,394
    Increase (decrease) in payables                        (213)    15,084
                                                        -------    -------
Net cash provided by operating
 activities                                         $   232,045    220,828
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.66     15.14        36%
Average price per mcf of gas             $    1.72      1.17        47%
Oil production in barrels                    9,200    13,300       (31%)
Gas production in mcf                       44,500    46,000        (3%)
Gross oil and gas revenue                $ 266,899   255,428         4%
Net oil and gas revenue                  $  96,761    70,068        38%
Partnership distributions                $ 169,000    58,500       189%
Limited partner distributions            $ 152,100    52,650       189%
Per unit distribution to limited
 partners                                $   14.55      5.04       189%
Number of limited partner units             10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $266,899 from $255,428 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 4%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 36%, or $5.52 per barrel, resulting in an increase of approximately $73,400 in revenues. Oil sales represented 71% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 79% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 47%, or $.55 per mcf, resulting in an increase of approximately $25,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $98,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,100 barrels or 31% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $84,700 in revenues.

    Gas production decreased approximately 1,500 mcf or 3% during the same period, resulting in a decrease of approximately $2,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $87,300. The decrease is a result of property sales, a well being shut-in during 1996 and scale damage to two wells.

Costs and Expenses

Total costs and expenses decreased to $218,613 from $243,810 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 10%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 8% lower, or approximately $15,200 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $25 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

3. Depletion expense decreased to $30,000 for the quarter ended September 30, 1996 from $40,000 for the same period in 1995. This represents a decrease of 25%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.89     15.76        26%
Average price per mcf of gas             $    1.68      1.25        34%
Oil production in barrels                   28,700    38,700       (26%)
Gas production in mcf                      135,000   145,000        (7%)
Gross oil and gas revenue                $ 798,632   790,510         1%
Net oil and gas revenue                  $ 308,724   252,240        22%
Partnership distributions                $ 495,509   202,107       145%
Limited partner distributions            $ 449,109   182,457       146%
Per unit distribution to limited
 partners                                $   42.96     17.45       146%
Number of limited partner units             10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $798,632 from $790,510 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 1%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 26%, or $4.13 per barrel, resulting in an increase of approximately $159,800 in revenues. Oil sales represented 72% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 77% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 34%, or $.43 per mcf, resulting in an increase of approximately $62,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $222,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 10,000 barrels or 26% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $198,900 in revenues.

    Gas production decreased approximately 10,000 mcf or 7% during the same period, resulting in a decrease of approximately $16,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $215,700. The decrease is a result of property sales, a well being shut-in during 1996 and scale damage to two wells.

Costs and Expenses

Total costs and expenses decreased to $641,944 from $729,103 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 9% lower, or approximately $48,400 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,800 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

3. Depletion expense decreased to $87,000 for the nine months ended September 30, 1996 from $124,000 for the same period in 1995. This represents a decrease of 30%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $232,000 in the nine months ended September 30, 1996 as compared to approximately $220,800 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $246,000 in the nine months ended September 30, 1996 as compared to approximately $3,500 in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $495,600 in the nine months ended September 30, 1996 as compared to approximately $202,200 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $495,509 of which $449,109 was distributed to the limited partners and $46,400 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $42.96. Total distributions during the nine months ended September 30, 1995 were $202,107 of which $182,457 was distributed to the limited partners and $19,650 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $17.45.

The sources for the 1996 distributions of $495,509 were oil and gas operations of approximately $232,000 and the sale of oil and gas properties of approximately $269,200, offset by additions to oil and gas properties of approximately $23,200, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $202,107 were oil and gas operations of approximately $220,800 and the sale of oil and gas properties of approximately $13,100, offset by additions to oil and gas properties of approximately $9,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,071,018 have been made to the partners. As of September 30, 1996, $4,617,250 or $441.72 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $114,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Financial Data Schedule
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND IX-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date:  November 15, 1996         By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer