Form 10-Q
period 1997-03-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1997-05-13
CIK 847320

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     38,874         10,813
 Receivable from Managing General Partner           77,313        180,600
                                                 ---------      ---------
    Total current assets                           116,187        191,413
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,362,432      3,364,170
  Less accumulated depreciation,
   depletion and amortization                    2,470,000      2,450,000
                                                 ---------      ---------
    Net oil and gas properties                     892,432        914,170
                                                 ---------      ---------
                                              $  1,008,619      1,105,583
                                                 =========      =========

  Liabilities and Partners' Equity

Current liabilities:
 Distributions payable                        $         57             41
 Accounts payable                                    6,250              -
                                                 ---------      ---------
    Total current liabilities                        6,307             41
                                                 ---------      ---------
Partners' equity:
 General partners                                  (55,150)       (46,827)
 Limited partners                                1,057,462      1,152,369
                                                 ---------      ---------
    Total partners' equity                       1,002,312      1,105,542
                                                 ---------      ---------
                                              $  1,008,619      1,105,583
                                                 =========      =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----
    Revenues

Oil and gas                                         $   293,123    240,891
Interest                                                    432        919
                                                        -------    -------
                                                        293,555    241,810
                                                        -------    -------
    Expenses

Production                                              158,290    168,374
General and administrative                               26,995     27,536
Depreciation, depletion and amortization                 20,000     26,000
                                                        -------    -------
                                                        205,285    221,910
                                                        -------    -------
Net income                                          $    88,270     19,900
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     9,744      4,131
                                                        =======    =======
 General partner                                    $     1,083        459
                                                        =======    =======
 Limited partners                                   $    77,443     15,310
                                                        =======    =======
  Per limited partner unit                          $      7.41       1.46
                                                        =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

  Cash received from oil and gas sales              $   389,123    275,519
  Cash paid to suppliers                               (171,748)  (208,712)
  Interest received                                         432        919
                                                       --------    -------
   Net cash provided by operating activities            217,807     67,726
                                                       --------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                    (1,450)    (6,178)
  Sale of oil and gas properties                          3,188    265,319
                                                       --------    -------
   Net cash provided by (used in) investing
    activities                                            1,738    259,141
                                                       --------    -------
Cash flows used in financing activities:

  Distributions to partners                            (191,484)   (91,917)
                                                       --------    -------
Net increase in cash and cash equivalents                28,061    234,950

  Beginning of period                                    10,813     36,949
                                                       --------    -------
  End of period                                     $    38,874    271,899
                                                       ========    =======

                                                                (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    88,270     19,900

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               20,000     26,000
  Decrease in receivables                                96,000     34,628
  Increase (decrease) in payables                        13,537    (12,802)
                                                        -------    -------
Net cash provided by operating activities           $   217,807     67,726
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   20.03     16.88      19%
Average price per mcf of gas              $    2.07      1.56      33%
Oil production in barrels                     9,000    10,500     (14%)
Gas production in mcf                        54,400    40,200      35%
Gross oil and gas revenue                 $ 293,123   240,891      22%
Net oil and gas revenue                   $ 134,833    72,517      86%
Partnership distributions                 $ 191,500    91,509     109%
Limited partner distributions             $ 172,350    85,509     102%
Per unit distribution to limited
 partners                                 $   16.49      8.18     102%
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $293,123 from $240,891 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 22%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 19%, or $3.15 per barrel, resulting in an increase of approximately $33,100 in revenues. Oil sales represented 62% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 74% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 33%, or $.51 per mcf, resulting in an increase of approximately $20,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $53,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,500 barrels or 14% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $30,000 in revenues.

    Gas production increased approximately 14,200 mcf or 35% during the same period, resulting in an increase of approximately $29,400 in revenues.

    The net total decrease in revenues due to the change in production is approximately $600. The decrease in oil production is primarily a result of the sale of two leases during the first quarter of 1996 and the increase in gas production is due to the re-opening of a previously shut-in gas well.

Costs and Expenses

Total costs and expenses decreased to $205,285 from $221,910 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 7%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 6% lower, or approximately $10,100 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $500 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

3. Depletion expense decreased to $20,000 for the quarter ended March 31, 1997 from $26,000 for the same period in 1996. This represents a decrease of 23%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline depletion expense was between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $217,800 in the quarter ended March 31, 1997 as compared to approximately $67,700 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $1,700 in the quarter ended March 31, 1997 as compared to approximately $259,100 in the quarter ended March 31, 1996. The principle source of the 1997 cash flow from investing activities was the sale of oil and gas properties, partially offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $191,500 in the quarter ended March 31, 1997 as compared to approximately $91,900 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $191,500 of which $172,350 was distributed to the limited partners and $19,150 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $16.49. Total distributions during the quarter ended March 31, 1996 were $91,509 of which $85,509 was distributed to the limited partners and $6,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $8.18.

The sources for the 1997 distributions of $191,500 were oil and gas operations of approximately $217,800 and the sale of oil and gas properties of approximately $3,200, offset by additions to oil and gas properties of approximately $1,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $91,509 were oil and gas operations of approximately $67,700 and the sale of oil and gas properties of approximately $265,300, offset by additions to oil and gas properties of approximately $6,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,397,518 have been made to the partners. As of March 31, 1997, $4,911,100 or $469.83 per limited partner unit has been distributed to the limited partners, representing a 94% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $109,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997