Form 10-Q
period 1997-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1997-08-15
CIK 847320

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      3,094          10,813
 Receivable from Managing General Partner          92,200         180,600
                                                ---------       ---------
    Total current assets                           95,294         191,413
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,372,059       3,364,170
  Less accumulated depreciation,
   depletion and amortization                   2,487,000       2,450,000
                                                ---------       ---------
    Net oil and gas properties                    885,059         914,170
                                                ---------       ---------
                                             $    980,353       1,105,583
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $      1,207             -
 Distributions payable                                123              41
                                                ---------       ---------
    Total current liabilities                       1,330              41
                                                ---------       ---------

Partners' equity:
 General partners                                 (55,779)        (46,827)
 Limited partners                               1,034,802       1,152,369
                                                ---------       ---------
    Total partners' equity                        979,023       1,105,542
                                                ---------       ---------
                                             $    980,353       1,105,583
                                                =========       =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Oil and gas                   $   259,571    290,842    552,694    531,733
Interest                              328      1,879        760      2,799
                                  -------    -------    -------    -------
                                  259,899    292,721    553,454    534,532
                                  -------    -------    -------    -------

  Expenses

Production                        154,056    151,396    312,346    319,771
General and administrative         19,131     19,026     46,127     46,561
Depreciation, depletion and
 amortization                      17,000     31,000     37,000     57,000
                                  -------    -------    -------    -------
                                  190,187    201,422    395,473    423,332
                                  -------    -------    -------    -------
Net income                    $    69,712     91,299    157,981    111,200
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     7,804     11,007     17,548     15,138
                                  =======    =======    =======    =======
 General Partner              $       867      1,223      1,950      1,682
                                  =======    =======    =======    =======
 Limited partners             $    61,041     79,069    138,483     94,380
                                  =======    =======    =======    =======
  Per limited partner unit    $      5.84       7.56      13.25       9.03
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from oil and gas sales               $   635,746    537,488
 Cash paid to suppliers                                (351,918)  (375,010)
 Interest received                                          760      2,799
                                                       --------   --------
  Net cash provided by operating activities             284,588    165,277
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                    (11,433)    (6,248)
 Sale of oil and gas properties                           3,544    269,194
                                                       --------   --------
  Net cash provided by (used in) investing
   activities                                            (7,889)   262,946
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (284,418)  (327,154)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                             (7,719)   101,069

 Beginning of period                                     10,813     36,949
                                                       --------   --------
 End of period                                      $     3,094    138,018
                                                       ========   ========

                                                                (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   157,981    111,200

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               37,000     57,000
  Decrease in receivables                                83,052      5,755
  Increase (decrease) in payables                         6,555     (8,678)
                                                        -------    -------
Net cash provided by operating activities           $   284,588    165,277
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.75     21.08       (11%)
Average price per mcf of gas             $    1.94      1.75        11%
Oil production in barrels                    8,700     9,600        (9%)
Gas production in mcf                       49,800    50,300        (1%)
Gross oil and gas revenue                $ 259,571   290,842       (11%)
Net oil and gas revenue                  $ 105,515   139,446       (24%)
Partnership distributions                $  93,000   235,000       (60%)
Limited partner distributions            $  83,700   211,500       (60%)
Per unit distribution to limited
 partners                                $    8.01     20.23       (60%)
Number of limited partner units             10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $259,571 from $290,842 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 11%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 11%, or $2.33 per barrel, resulting in a decrease of approximately $22,400 in revenues. Oil sales represented 63% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 70% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.19 per mcf, resulting in an increase of approximately $9,600 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $12,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 900 barrels or 9% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $16,900 in revenues.

    Gas production decreased approximately 500 mcf or 1% during the same period, resulting in a decrease of approximately $1,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $17,900.

Costs and Expenses

Total costs and expenses decreased to $190,187 from $201,422 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 6%. The decrease is the result of lower depletion expense, partially offset by an increase in lease operating costs and general and administrative expense.

1. Lease operating costs and production taxes were 2% higher, or approximately $2,700 more during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

3. Depletion expense decreased to $17,000 for the quarter ended June 30, 1997 from $31,000 for the same period in 1996. This represents a decrease of 45%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in oil and gas revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.08     18.88         1%
Average price per mcf of gas             $    1.93      1.67        16%
Oil production in barrels                   18,000    20,200       (11%)
Gas production in mcf                      108,700    90,500        20%
Gross oil and gas revenue                $ 552,694   531,733         4%
Net oil and gas revenue                  $ 240,348   211,962        13%
Partnership distributions                $ 284,500   326,509       (13%)
Limited partner distributions            $ 256,050   297,009       (14%)
Per unit distribution to limited
 partners                                $   24.50     28.41       (14%)
Number of limited partner units             10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $552,694 from $531,733 for the six months ended June 30, 1997 and 1996, respectively, an increase of 4%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 1%, or $.20 per barrel, resulting in an increase of approximately $4,000 in revenues. Oil sales represented 62% of total oil and gas sales during the six months ended June 30, 1997 as compared to 72% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 16%, or $.26 per mcf, resulting in an increase of approximately $23,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $27,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,200 barrels or 11% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $42,000 in revenues.

    Gas production increased approximately 18,200 mcf or 20% during the same period, resulting in an increase of approximately $35,100 in revenues.

    The net total decrease in revenues due to the change in production is approximately $6,900. The decrease in oil production is primarily a result of the sale of two leases during the first quarter of 1996 and the increase in gas production is due to the re-opening of a previously shut-in gas well.

Costs and Expenses

Total costs and expenses decreased to $395,473 from $423,332 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 7%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 2% lower, or approximately $7,400 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $400 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

3. Depletion expense decreased to $37,000 for the six months ended June 30, 1997 from $57,000 for the same period in 1996. This represents a decrease of 35%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $284,600 in the six months ended June 30, 1997 as compared to approximately $165,300 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(7,900) in the six months ended June 30, 1997 as compared to approximately $262,900 in the six months ended June 30, 1996. The principle use of the 1997 cash flow from investing activities was the additions to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $284,400 in the six months ended June 30, 1997 as compared to approximately $327,200 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $284,500 of which $256,050 was distributed to the limited partners and $28,450 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $24.50. Total distributions during the six months ended June 30, 1996 were $326,509 of which $297,009 was distributed to the limited partners and $29,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $28.41.

The source for the 1997 distributions of $284,500 was oil and gas operations of approximately $284,600, partially offset by the net change in oil and gas properties of approximately $7,900, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $326,509 were oil and gas operations of approximately $165,300 and the net change in oil and gas properties of approximately $262,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,490,518 have been made to the partners. As of June 30, 1997, $4,994,800 or $477.83 per limited partner unit has been distributed to the limited partners, representing a 96% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $94,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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


Date:  August 15, 1997