Form 10-Q
period 1997-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1997-11-14
CIK 847320

Page 6 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 0-18397

               Southwest Oil and Gas Income Fund IX-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                          75-2274632
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund IX-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    8,654         10,813
 Receivable from Managing General Partner               -        180,600
---------                                      ---------
     Total current assets                           8,654        191,413
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 3,435,529      3,364,170
  Less accumulated depreciation,
   depletion and amortization                   2,506,000      2,450,000
                                                ---------      ---------
     Net oil and gas properties                   929,529        914,170
                                                ---------      ---------
                                               $  938,183      1,105,583
                                                =========      =========

Liabilities and Partners' Equity

Current liabilities -
 Payable to Managing General Partner           $    3,003              -
 Distribution payable                                 639             41
                                                ---------      ---------
     Total current liabilities                      3,642             41
                                                ---------      ---------

Partners' equity
 General partners                                (58,327)       (46,827)
 Limited partners                                 992,868      1,152,369
                                                ---------      ---------
     Total partners' equity                       934,541      1,105,542
                                                ---------      ---------
                                               $  938,183      1,105,583
                                                =========      =========

               Southwest Oil and Gas Income Fund IX-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Oil and gas                  $   231,106   266,899     783,800   798,632
Interest                             267       930       1,026     3,729
                                 -------   -------     -------   -------
                                 231,373   267,829     784,826   802,361
                                 -------   -------     -------   -------
Expenses

Production                       152,640   170,138     464,986   489,908
General and administrative        18,215    18,475      64,341    65,036
Depreciation, depletion and
 amortization                     19,000    30,000      56,000    87,000
                                 -------   -------     -------   -------
                                 189,855   218,613     585,327   641,944
                                 -------   -------     -------   -------
Net income                   $    41,518    49,216     199,499   160,417
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     5,447     7,130      22,995    22,268
                                 =======   =======     =======   =======
 General Partner             $       605       792       2,555     2,474
                                 =======   =======     =======   =======
 Limited Partners            $    35,466    41,294     173,949   135,675
                                 =======   =======     =======   =======
  Per limited partner unit   $      3.39      3.95       16.64     12.98
                                 =======   =======     =======   =======

               Southwest Oil and Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $  901,831    783,473
 Cash paid to suppliers                             (521,355)  (555,157)
 Interest received                                      1,026      3,729
                                                      -------    -------

  Net cash provided by operating activities           381,502    232,045
                                                      -------    -------
Cash flows from investing activities

 Additions to oil and gas properties                 (23,470)   (23,232)
 Sale of oil and gas properties                         9,711    269,194
-------                                            -------

  Net cash provided by (used in) investing activities           (13,759)
245,962
                                                      -------    -------

Cash flows used in financing activities

 Distributions to partners                          (369,902)  (495,605)
                                                      -------    -------
Net decrease in cash and cash equivalents             (2,159)   (17,598)

 Beginning of period                                   10,813     36,949
                                                      -------    -------
 End of period                                     $    8,654     19,351
=======                                            =======

                                                             (continued)

               Southwest Oil and Gas Income Fund IX-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  199,499    160,417

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              56,000     87,000
 (Increase) decrease in receivables                   118,031   (15,159)
 Increase (decrease) in payables                        7,972      (213)
                                                      -------    -------
Net cash provided by operating activities          $  381,502    232,045
                                                      =======    =======

Supplemental schedule of non-cash investing and financing activities

 Additions to oil and gas properties included
  in payable to Managing General Partner           $   57,600          -
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.94     20.66     (13%)
Average price per mcf of gas               $    1.75      1.72        2%
Oil production in barrels                      7,900     9,200     (14%)
Gas production in mcf                         51,000    44,500       15%
Gross oil and gas revenue                  $ 231,106   266,899     (13%)
Net oil and gas revenue                    $  78,466    96,761     (19%)
Partnership distributions                  $  86,000   169,000     (49%)
Limited partner distributions              $  77,400   152,100     (49%)
Per unit distribution to limited partners  $    7.40     14.55     (49%)
Number of limited partner units               10,453    10,453


Revenues

The Partnership's oil and gas revenues decreased to $231,106 from $266,899 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 13%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 13%, or $2.72 per barrel, resulting in a decrease of approximately $25,000 in revenues. Oil sales represented 61% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 71% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.03 per mcf, resulting in an increase of approximately $1,300 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $23,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,300 barrels or 14% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $23,300 in revenues.

    Gas production increased approximately 6,500 mcf or 15% during the same period, resulting in an increase of approximately $11,400 in revenues.

    The net total decrease in revenues due to the change in production is approximately $11,900. The increase in gas production is due to the re-opening of a previously shut-in gas well.

Costs and Expenses

Total costs and expenses decreased to $189,855 from $218,613 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 13%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 10% lower, or approximately $17,500 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

3. Depletion expense decreased to $19,000 for the quarter ended September 30, 1997 from $30,000 for the same period in 1996. This represents a decrease of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996, the decline in gross oil and gas revenues and property sales during 1996.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.73     19.89     (6%)
Average price per mcf of gas               $    1.87      1.68      11%
Oil production in barrels                     25,900    28,700    (10%)
Gas production in mcf                        159,700   135,000      18%
Gross oil and gas revenue                  $ 783,800   798,632     (2%)
Net oil and gas revenue                    $ 318,814   308,724       3%
Partnership distributions                  $ 370,500   495,509    (25%)
Limited partner distributions              $ 333,450   449,109    (26%)
Per unit distribution to limited partners  $   31.90     42.96    (26%)
Number of limited partner units               10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $783,800 from $798,632 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 2%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 6%, or $1.16 per barrel, resulting in a decrease of approximately $33,300 in revenues. Oil sales represented 62% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 72% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.19 per mcf, resulting in an increase of approximately $25,700 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $7,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,800 barrels or 10% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $52,400 in revenues.

    Gas production increased approximately 24,700 mcf or 18% during the same period, resulting in an increase of approximately $46,200 in revenues.

    The net total decrease in revenues due to the change in production is approximately $6,200. The decrease in oil production is primarily a result of the sale of two leases during the first quarter of 1996 and the increase in gas production is due to the re-opening of a previously shut-in gas well.

Costs and Expenses

Total costs and expenses decreased to $585,327 from $641,944 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 9%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease   operating  costs  and  production  taxes  were  5%   lower,   or
   approximately $24,900 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $700 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

3. Depletion expense decreased to $56,000 for the nine months ended September 30, 1997 from $87,000 for the same period in 1996. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996, the decline in gross oil and gas revenues and property sales during 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $381,500 in the nine months ended September 30, 1997 as compared to approximately $232,000 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or(used in) investing activities were approximately ($13,800) in the nine months ended September 30, 1997 as compared to approximately $246,000 in the nine months ended September 30, 1996. The principle use of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $369,900 in the nine months ended September 30, 1997 as compared to approximately $495,600 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $370,500 of which $333,450 was distributed to the limited partners and $37,050 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $31.90. Total distributions during the nine months ended September 30, 1996 were $495,509 of which $449,109 was distributed to the limited partners and $46,400 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $42.96.

The source for the 1997 distributions of $370,500 was oil and gas operations of approximately $381,500, partially offset by a change in oil and gas properties of approximately $13,800, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $495,509 were oil and gas operations of approximately $232,000 and the change in oil and gas property of approximately $246,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,576,518 have been made to the partners. As of September 30, 1997, $5,072,200 or $485.24 per limited partner unit has been distributed to the limited partners, representing a 97% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $5,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

             (b)No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Oil and Gas Income Fund IX-A,
                                   L.P.
                                   a Delaware limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997