Form 10-Q
period 1998-03-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1998-05-13
CIK 847320

9 of 12

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1998           1997
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     10,410         23,277
 Receivable from Managing General Partner           54,033         82,547
                                                 ---------      ---------
    Total current assets                            64,443        105,824
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,406,706      3,380,439
  Less accumulated depreciation,
   depletion and amortization                    2,596,000      2,571,000
                                                 ---------      ---------
    Net oil and gas properties                     810,706        809,439
                                                 ---------      ---------
                                              $    875,149        915,263
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability:
 Distributions payable                        $        622            160
                                                 ---------      ---------
Partners' equity:
 General partners                                 (55,329)       (53,771)
 Limited partners                                  929,856        968,874
                                                 ---------      ---------
    Total partners' equity                         874,527        915,103
                                                 ---------      ---------
                                              $    875,149        915,263
                                                 =========      =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
    Revenues

Oil and gas                                         $   200,542    293,123
Interest                                                    246        432
                                                        -------    -------
                                                        200,788    293,555
                                                        -------    -------
    Expenses

Production                                              124,065    158,290
General and administrative                               27,799     26,995
Depreciation, depletion and amortization                 25,000     20,000
                                                        -------    -------
                                                        176,864    205,285
                                                        -------    -------
Net income                                          $    23,924     88,270
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     4,403      9,744
                                                        =======    =======
 General partner                                    $       489      1,083
                                                        =======    =======
 Limited partners                                   $    19,032     77,443
                                                        =======    =======
  Per limited partner unit                          $      1.82       7.41
                                                        =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.
                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

Cash flows from operating activities:

  Cash received from oil and gas sales              $   239,486    389,123
  Cash paid to suppliers                              (162,293)   (171,748
  Interest received                                         246        432
                                                       --------    -------
   Net cash provided by operating activities             77,439    217,807
                                                       --------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                  (26,268)    (1,450)
  Sale of oil and gas properties                              -      3,188
                                                       --------    -------
   Net cash provided by (used in) investing
    activities                                         (26,268)      1,738
                                                       --------    -------
Cash flows used in financing activities:

  Distributions to partners                            (64,038)  (191,484)
                                                       --------    -------
Net  (decrease) increase in cash and cash equivalents              (12,867)
28,061

  Beginning of period                                    23,277     10,813
                                                       --------    -------
  End of period                                     $    10,410     38,874
                                                       ========    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    23,924     88,270

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               25,000     20,000
  Decrease in receivables                                38,944     96,000
  Increase (decrease) in payables                      (10,429)     13,537
                                                        -------    -------
Net cash provided by operating activities           $    77,439    217,807
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                             Three Months
                                                Ended          Percentage
                                              March 31,         Increase
                                             1998     1997     (Decrease)
                                             ----     ----     ----------
Average price per barrel of oil           $14.14     20.03      (30%)
Average price per mcf of gas              $ 1.61      2.07      (23%)
Oil production in barrels                  9,150     9,000         2%
Gas production in mcf                     44,260    54,400      (19%)
Gross oil and gas revenue                 $200,542 293,123      (32%)
Net oil and gas revenue                   $76,477  134,833      (44%)
Partnership distributions                 $64,500  191,500      (67%)
Limited partner distributions             $58,050  172,350      (67%)
Per unit distribution to limited
 partners                                 $ 5.55     16.49      (67%)
Number of limited partner units           10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $200,542 from $293,123 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 32%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 30%, or $5.89 per barrel, resulting in a decrease of approximately $53,000 in revenues. Oil sales represented 65% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 62% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 23%, or $.46 per mcf, resulting in a decrease of approximately $25,000 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $78,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 150 barrels or 2% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in an increase of approximately $2,100 in revenues.

    Gas production decreased approximately 10,140 mcf or 19% during the same period, resulting in a decrease of approximately $16,300 in revenues.

    The net total decrease in revenues due to the change in production is approximately $14,200. The decrease in gas production is primarily a result of one well which experienced down time in 1997 and since then production has declined.

Costs and Expenses

Total costs and expenses decreased to $176,864 from $205,285 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 14%. The decrease is the result of lower lease operating costs partially offset by an increase in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 22% lower, or approximately $34,200 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The decrease of lease operating costs is the result of pulling expenses incurred in 1997 on two wells not incurred in 1998.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $800 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

3. Depletion expense increased to $25,000 for the quarter ended March 31, 1998 from $20,000 for the same period in 1997. This represents an increase of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $77,400 in the quarter ended March 31, 1998 as compared to approximately $217,800 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows (used in) or provided by investing activities were approximately $(26,300) in the quarter ended March 31, 1998 as compared to approximately $1,700 in the quarter ended March 31, 1997. The principle use of the 1998 cash flow from investing activities were additions to oil and gas properties.

Cash flows used in financing activities were approximately $64,000 in the quarter ended March 31, 1998 as compared to approximately $191,500 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $64,500 of which $58,050 was distributed to the limited partners and $6,450 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $5.55. Total distributions during the quarter ended March 31, 1997 were $191,500 of which $172,350 was distributed to the limited partners and $19,150 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $16.49.

The  sources  for  the  1998  distributions of $64,500  were  oil  and  gas operations of approximately $77,400 offset by additions to oil and gas properties of approximately $26,300. The sources for the 1997 distributions of $191,500 were oil and gas operations of approximately $217,800 and the sale of oil and gas properties of approximately $3,200, offset by additions to oil and gas properties of approximately $1,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,712,518 have been made to the partners. As of March 31, 1998, $5,194,600 or $496.95 per limited partner unit has been distributed to the limited partners, representing a 99% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $63,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998