Form 10-Q
period 1998-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1998-08-13
CIK 847320

7 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     72,161          23,277
 Receivable from Managing General Partner          42,067          82,547
                                                ---------       ---------
    Total current assets                          114,228         105,824
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,310,054       3,380,439
  Less accumulated depreciation,
   depletion and amortization                   2,620,000       2,571,000
                                                ---------       ---------
    Net oil and gas properties                    690,054         809,439
                                                ---------       ---------
                                             $    804,282         915,263
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        219             160
                                                ---------       ---------
Partners' equity:
 General partners                                (58,869)        (53,771)
 Limited partners                                 862,932         968,874
                                                ---------       ---------
    Total partners' equity                        804,063         915,103
                                                ---------       ---------
                                             $    804,282         915,263
                                                =========       =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Oil and gas                   $   173,441    259,571    373,983    552,694
Interest                              449        328        695        760
                                  -------    -------    -------    -------
                                  173,890    259,899    374,678    553,454
                                  -------    -------    -------    -------

  Expenses

Production                        133,398    154,056    257,462    312,346
General and administrative         22,899     19,131     50,699     46,127
Depreciation, depletion and
 amortization                      24,000     17,000     49,000     37,000
                                  -------    -------    -------    -------
                                  180,297    190,187    357,161    395,473
                                  -------    -------    -------    -------
Net income (loss)             $   (6,407)     69,712     17,517    157,981
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     1,583      7,804      5,987     17,548
                                  =======    =======    =======    =======
 General Partner              $       176        867        665      1,950
                                  =======    =======    =======    =======
 Limited partners             $   (8,166)     61,041     10,865    138,483
                                  =======    =======    =======    =======
  Per limited partner unit    $     (.78)       5.84       1.04      13.25
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from oil and gas sales               $   427,359    635,746
 Cash paid to suppliers                               (321,056)  (351,918)
 Interest received                                          695        760
                                                       --------   --------
  Net cash provided by operating activities             106,998    284,588
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                   (41,545)   (11,433)
 Sale of oil and gas properties                         111,930      3,544
                                                       --------   --------
  Net cash provided by (used in) investing
   activities                                            70,385    (7,889)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (128,499)  (284,418)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                             48,884    (7,719)

 Beginning of period                                     23,277     10,813
                                                       --------   --------
 End of period                                      $    72,161      3,094
                                                       ========   ========
                                                               (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    17,517    157,981

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               49,000     37,000
  Decrease in receivables                                53,376     83,052
  Increase (decrease) in payables                      (12,895)      6,555
                                                        -------    -------
Net cash provided by operating activities           $   106,998    284,588
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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership may undergo an increase later in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.50     18.75     (33%)
Average price per mcf of gas             $     1.60      1.94     (18%)
Oil production in barrels                     9,050     8,700        4%
Gas production in mcf                        37,740    49,800     (24%)
Gross oil and gas revenue                $  173,441   259,571     (33%)
Net oil and gas revenue                  $   40,043   105,515     (62%)
Partnership distributions                $   64,057    93,000     (30%)
Limited partner distributions            $   58,757    83,700     (30%)
Per unit distribution to limited
 partners                                $     5.62      8.01     (30%)
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $173,441 from $259,571 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 33%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 33%, or $6.25 per barrel, resulting in a decrease of approximately $54,400 in revenues. Oil sales represented 65% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 63% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 18%, or $.34 per mcf, resulting in a decrease of approximately $16,900 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $71,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 350 barrels or 4% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in an increase of approximately $4,400 in revenues.

    Gas production decreased approximately 12,060 mcf or 24% during the same period, resulting in a decrease of approximately $19,300 in revenues.

    The net total decrease in revenues due to the change in production is approximately $14,900. The decrease in gas production is due primarily to a farm-out agreement on one well which decreased the partnership ownership percentage and one well which experienced downtime in the second quarter of 1997 and then a sharp decline in production.

Costs and Expenses

Total costs and expenses decreased to $180,297 from $190,187 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 5%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  13%  lower,   or
    approximately $20,600 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 20% or approximately $3,700 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

3. Depletion expense increased to $24,000 for the quarter ended June 30, 1998 from $17,000 for the same period in 1997. This represents an increase of 41%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    13.33     19.08    (30%)
Average price per mcf of gas             $     1.60      1.93    (17%)
Oil production in barrels                    18,200    18,000       1%
Gas production in mcf                        82,000   108,700    (25%)
Gross oil and gas revenue                $  373,983   552,694    (32%)
Net oil and gas revenue                  $  116,521   240,348    (52%)
Partnership distributions                $  128,557   284,500    (54%)
Limited partner distributions            $  116,807   256,050    (54%)
Per unit distribution to limited
 partners                                $    11.17     24.50    (54%)
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $373,983 from $552,694 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 32%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 30%, or $5.75 per barrel, resulting in a decrease of approximately $103,500 in revenues. Oil sales represented 65% of total oil and gas sales during the six months ended June 30, 1998 as compared to 62% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 17%, or $.33 per mcf, resulting in a decrease of approximately $35,900 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $139,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 1% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in an increase of approximately $2,700 in revenues.

    Gas production decreased approximately 26,700 mcf or 25% during the same period, resulting in a decrease of approximately $42,700 in revenues.

    The net total decrease in revenues due to the change in production is approximately $40,000. The decrease in gas production is due primarily to a farm-out agreement on one well which decreased the partnership ownership percentage and one well which experienced downtime in the second quarter of 1997 and then a sharp decline in production.

Costs and Expenses

Total costs and expenses decreased to $357,161 from $395,473 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 10%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  18%  lower,   or
    approximately $54,900 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 10% or approximately $4,600 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

3. Depletion expense increased to $49,000 for the six months ended June 30, 1998 from $37,000 for the same period in 1997. This represents an increase of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $107,000 in the six months ended June 30, 1998 as compared to approximately $284,600 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $70,400in the six months ended June 30, 1998 as compared to approximately $(7,900) in the six months ended June 30, 1997. The principle source of the 1998 cash flow from investing activities was the sale of oil and gas properties, partially offset by additions to oil and gas properties.

Cash flows used in financing activities were approximately $128,500 in the six months ended June 30, 1998 as compared to approximately $284,400 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $128,557 of which $116,807 was distributed to the limited partners and $11,750 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $11.17. Total distributions during the six months ended June 30, 1997 were $284,500 of which $256,050 was distributed to the limited partners and $28,450 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $24.50.

The  sources  for  the  1998 distributions of $128,557  were  oil  and  gas operations  of  approximately $107,000 and the net change in  oil  and  gas properties of approximately $70,400, resulting in excess cash for contingencies or subsequent distributions. The source for the 1997 distributions of $284,500 was oil and gas operations of approximately $284,600, partially offset by the net change in oil and gas properties of approximately $7,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,776,575 have been made to the partners. As of June 30, 1998, $5,253,357 or $502.57 per limited partner unit has been distributed to the limited partners, representing a 101% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $114,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 1998.

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


Date:  August 15, 1998