Form 10-Q
period 1998-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1998-11-12
CIK 847320

Page 8 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund IX-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   11,333         23,277
 Receivable from Managing General Partner          22,944         82,547
                                                ---------      ---------
     Total current assets                          34,277        105,824
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 3,310,099      3,380,439
  Less accumulated depreciation,
   depletion and amortization                   2,633,000      2,571,000
                                                ---------      ---------
     Net oil and gas properties                   677,099        809,439
                                                ---------      ---------
                                               $  711,376        915,263
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      508            160
                                                ---------      ---------

Partners' equity
 General partners                                (66,889)       (53,771)
 Limited partners                                 777,757        968,874
                                                ---------      ---------
     Total partners' equity                       710,868        915,103
                                                ---------      ---------
                                               $  711,376        915,263
                                                =========      =========

               Southwest Oil and Gas Income Fund IX-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   164,351   231,106     538,334   783,800
Interest                           2,308       267       3,003     1,026
                                 -------   -------     -------   -------
                                 166,659   231,373     541,337   784,826
                                 -------   -------     -------   -------
Expenses

Production                       122,671   152,640     380,133   464,986
General and administrative        23,184    18,215      73,882    64,341
Depreciation, depletion and
 amortization                     13,000    19,000      62,000    56,000
                                 -------   -------     -------   -------
                                 158,855   189,855     516,015   585,327
                                 -------   -------     -------   -------
Net income                   $     7,804    41,518      25,322   199,499
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     1,872     5,447       7,859    22,995
                                 =======   =======     =======   =======
 General Partner             $       208       605         873     2,555
                                 =======   =======     =======   =======
 Limited Partners            $     5,724    35,466      16,590   173,949
                                 =======   =======     =======   =======
  Per limited partner unit   $       .55      3.39        1.59     16.64
                                 =======   =======     =======   =======

               Southwest Oil and Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  606,619    901,831
 Cash paid to suppliers                             (462,697)  (521,355)
 Interest received                                      3,003      1,026
                                                      -------    -------
  Net cash provided by operating activities           146,925    381,502
                                                      -------    -------
Cash flows from investing activities

 Additions to oil and gas properties                 (34,422)   (23,470)
 Sale of oil and gas properties                       104,762      9,711
                                                      -------    -------
  Net cash provided by (used in) investing
   activities                                          70,340   (13,759)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (229,209)  (369,902)
                                                      -------    -------

Net decrease in cash and cash equivalents            (11,944)    (2,159)

 Beginning of period                                   23,277     10,813
                                                      -------    -------
 End of period                                     $   11,333      8,654
                                                      =======    =======

                                                             (continued)

               Southwest Oil and Gas Income Fund IX-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                       ----       ----
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   25,322    199,499

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              62,000     56,000
 Decrease in receivables                               68,285    118,031
 Increase (decrease) in payables                      (8,682)      7,972
                                                      -------    -------
Net cash provided by operating activities          $  146,925    381,502
                                                      =======    =======

Supplemental schedule of non-cash investing and financing activities

 Additions to oil and gas properties included
  in payable to Managing General Partner           $        -     57,600
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   11.88     17.94     (34%)
Average price per mcf of gas               $    1.59      1.75      (9%)
Oil production in barrels                      8,000     7,900        1%
Gas production in mcf                         43,700    51,000     (14%)
Gross oil and gas revenue                  $ 164,351   231,106     (29%)
Net oil and gas revenue                    $  41,680    78,466     (47%)
Partnership distributions                  $ 101,000    86,000       17%
Limited partner distributions              $  90,900    77,400       17%
Per unit distribution to limited partners  $    8.70      7.40       17%
Number of limited partner units               10,453    10,453


Revenues

The Partnership's oil and gas revenues decreased to $164,351 from $231,106 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 29%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 34%, or $6.06 per barrel, resulting in a decrease of approximately $47,900 in revenues. Oil sales represented 58% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 61% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 9%, or $.16 per mcf, resulting in a decrease of approximately $8,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $56,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 100 barrels or 1% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in an increase of approximately $1,200 in revenues.

    Gas production decreased approximately 7,300 mcf or 14% during the same period, resulting in a decrease of approximately $11,600 in revenues.

    The net total decrease in revenues due to the change in production is approximately $10,400. The decrease in gas production is a result of a fairness letter, which reduced the Partnerships interest, a large gas well which was down most of September 1998, and the sale of properties.

Costs and Expenses

Total costs and expenses decreased to $158,855 from $189,855 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 16%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 20% lower, or approximately $30,000 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Decrease in lease operating cost are due to the decline in the price of oil which has made it uneconomical on some wells to perform workovers.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 27% or approximately $5,000 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.


3. Depletion expense decreased to $13,000 for the quarter ended September 30, 1998 from $19,000 for the same period in 1997. This represents a decrease of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil, the decline in gross oil and gas revenues and property sales during 1996.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.89     18.73    (31%)
Average price per mcf of gas               $    1.60      1.87    (14%)
Oil production in barrels                     26,200    25,900       1%
Gas production in mcf                        125,700   159,700    (21%)
Gross oil and gas revenue                  $ 538,334   783,800    (31%)
Net oil and gas revenue                    $ 158,201   318,814    (50%)
Partnership distributions                  $ 229,557   370,500    (38%)
Limited partner distributions              $ 207,707   333,450    (38%)
Per unit distribution to limited partners  $   19.87     31.90    (38%)
Number of limited partner units               10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $538,334 from $783,800 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 31%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 31%, or $5.84 per barrel, resulting in a decrease of approximately $151,300 in revenues. Oil sales represented 63% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 62% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.27 per mcf, resulting in a decrease of approximately $43,100 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $194,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 300 barrels or 1% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in an increase of approximately $3,900 in revenues.

    Gas production decreased approximately 34,000 mcf or 21% during the same period, resulting in an decrease of approximately $54,400 in revenues.

    The net total decrease in revenues due to the change in production is approximately $50,500. The decrease in gas production is a result of a fairness letter, which reduced the Partnerships interest, a large gas well which was down most of September 1998, and the sale of properties.

Costs and Expenses

Total costs and expenses decreased to $516,015 from $585,327 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 18% lower, or approximately $84,900 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Decrease in lease operating cost are due to the decline in the price of oil which has made it uneconomical on some wells to perform workovers.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 15% or approximately $9,500 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense increased to $62,000 for the nine months ended September 30, 1998 from $56,000 for the same period in 1997. This represents an increase of 11%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for October 1, 1998 as compared to January 1, 1997 and the decline in gross oil and gas revenues. The decrease in price has also dropped the basis of the reserves because of the negative economics on some wells.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $146,900 in the nine months ended September 30, 1998 as compared to approximately $381,500 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $70,300 in the nine months ended September 30, 1998 as compared to approximately $(13,800) in the nine months ended September 30, 1997. The principle use of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $229,200 in the nine months ended September 30, 1998 as compared to approximately $369,900 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $229,557 of which $207,707 was distributed to the limited partners and $21,850 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $19.87. Total distributions during the nine months ended September 30, 1997 were $370,500 of which $333,450 was distributed to the limited partners and $37,050 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $31.90.

The sources for the 1998 distributions of $229,557 were oil and gas operations of approximately $146,900 and the change in oil and gas property of approximately $70,300, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $370,500 was oil and gas operations of approximately $381,500, partially offset by a change in oil and gas properties of approximately $13,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,877,575 have been made to the partners. As of September 30, 1998, $5,334,257 or $511.27 per limited partner unit has been distributed to the limited partners, representing a 102% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $33,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000
The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998