Form 10-Q
period 1999-03-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1999-05-13
CIK 847320

3 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1999           1998
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     58,948         19,231
 Receivable from Managing General Partner           57,990         34,895
                                                 ---------      ---------
    Total current assets                           116,938         54,126
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,259,118      3,289,433
  Less accumulated depreciation,
   depletion and amortization                    2,705,000      2,690,000
                                                 ---------      ---------
    Net oil and gas properties                     554,118        599,433
                                                 ---------      ---------
                                              $    671,056        653,559
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability:
 Distributions payable                        $        645            645
                                                 ---------      ---------
Partners' equity:
 General partners                                 (61,812)       (65,062)
 Limited partners                                  732,223        717,976
                                                 ---------      ---------
    Total partners' equity                         670,411        652,914
                                                 ---------      ---------
                                              $    671,056        653,559
                                                 =========      =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
    Revenues

Oil and gas                                         $   145,940    200,542
Interest                                                    199        246
Miscellaneous income                                      1,512          -
                                                        -------    -------
                                                        147,651    200,788
                                                        -------    -------
    Expenses

Production                                               94,439    124,065
General and administrative                               20,715     27,799
Depreciation, depletion and amortization                 15,000     25,000
                                                        -------    -------
                                                        130,154    176,864
                                                        -------    -------
Net income                                          $    17,497     23,924
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     2,925      4,403
                                                        =======    =======
 General partner                                    $       325        489
                                                        =======    =======
 Limited partners                                   $    14,247     19,032
                                                        =======    =======
  Per limited partner unit                          $      1.36       1.82
                                                        =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.
                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----

Cash flows from operating activities:

  Cash received from oil and gas sales              $   128,243    239,486
  Cash paid to suppliers                              (119,040)  (162,293)
  Interest received                                         199        246
                                                       --------    -------
   Net cash provided by operating activities              9,402     77,439
                                                       --------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                   (2,180)   (26,268)
  Sale of oil and gas properties                         32,495          -
                                                       --------    -------
   Net cash provided by (used in) investing
    activities                                           30,315   (26,268)
                                                       --------    -------
Cash flows used in financing activities:

  Distributions to partners                                   -   (64,038)
                                                       --------    -------

Net  (decrease) increase in cash and cash equivalents                39,717
(12,867)

  Beginning of period                                    19,231     23,277
                                                       --------    -------
  End of period                                     $    58,948     10,410
                                                       ========    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    17,497     23,924

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               15,000     25,000
  Decrease (increase) in receivables                   (19,209)     38,944
  Decrease in payables                                  (3,886)   (10,429)
                                                        -------    -------
Net cash provided by operating activities           $     9,402     77,439
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

Based  on  current  conditions, management does not  anticipate  performing
workovers  during  the  next year to enhance production.   The  Partnership
could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998:

                                             Three Months
                                                Ended          Percentage
                                              March 31,         Increase
                                             1999     1998     (Decrease)
                                             ----     ----     ----------
Average price per barrel of oil           $10.38     14.14      (27%)
Average price per mcf of gas              $ 1.43      1.61      (11%)
Oil production in barrels                  8,200     9,150      (10%)
Gas production in mcf                     42,600    44,260       (4%)
Gross oil and gas revenue                 $145,940 200,542      (27%)
Net oil and gas revenue                   $51,501   76,477      (33%)
Partnership distributions                 $    -    64,500     (100%)
Limited partner distributions             $    -    58,050     (100%)
Per unit distribution to limited
 partners                                 $    -      5.55     (100%)
Number of limited partner units           10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $145,940 from $200,542 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 27%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 27%, or $3.76 per barrel, resulting in a decrease of approximately $34,400 in revenues. Oil sales represented 58% of total oil and gas sales during the quarter ended March 31, 1999 as compared to 64% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 11%, or $.18 per mcf, resulting in a decrease of approximately $8,000 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $42,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 950 barrels or 10% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $9,900 in revenues.

    Gas production decreased approximately 1,660 mcf or 4% during the same period, resulting in a decrease of approximately $2,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $12,300.

Costs and Expenses

Total costs and expenses decreased to $130,154 from $176,864 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 26%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 24% lower, or approximately $29,600 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 25% or approximately $7,100 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease of general and administrative costs for the quarter were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $15,000 for the quarter ended March 31, 1999 from $25,000 for the same period in 1998. This represents a decrease of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decrease in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves, and a decrease in oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $9,400 in the quarter ended March 31, 1999 as compared to approximately $77,400 in the quarter ended March 31, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows (used in) or provided by investing activities were approximately $30,300 in the quarter ended March 31, 1999 as compared to approximately $(26,300) in the quarter ended March 31, 1998. The principle source of the 1999 cash flow from investing activities were sale of oil and gas properties.

There were no cash flows used in financing activities in the quarter ended March 31, 1999 as compared to approximately $64,000 in the quarter ended March 31, 1998. The only use in financing activities was the distributions to partners.

There were no distributions during the quarter ended March 31, 1999. Total distributions during the quarter ended March 31, 1998 were $64,500 of which $58,050 was distributed to the limited partners and $6,450 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $5.55.

The sources for the 1998 distributions of $64,000 were oil and gas operations of approximately $77,400 offset by additions to oil and gas properties of approximately $26,300.

Since inception of the Partnership, cumulative monthly cash distributions of $5,916,791 have been made to the partners. As of March 31, 1999, $5,381,473 or $514.83 per limited partner unit has been distributed to the limited partners, representing a 103% return of the capital contributed.

As of March 31, 1999, the Partnership had approximately $116,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 14, 1999