Form 10-Q
period 1999-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 1999-08-12
CIK 847320

17 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     25,556          19,231
 Receivable from Managing General Partner          53,591          34,895
                                                ---------       ---------
    Total current assets                           79,147          54,126
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,265,188       3,289,433
  Less accumulated depreciation,
   depletion and amortization                   2,712,000       2,690,000
                                                ---------       ---------
    Net oil and gas properties                    553,188         599,433
                                                ---------       ---------
                                             $    632,335         653,559
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        163             645
                                                ---------       ---------
Partners' equity:
 General partners                                (62,719)        (65,062)
 Limited partners                                 694,891         717,976
                                                ---------       ---------
    Total partners' equity                        632,172         652,914
                                                ---------       ---------
                                             $    632,335         653,559
                                                =========       =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Oil and gas                   $   146,576    173,441    292,516    373,983
Interest                              586        449        786        695
Miscellaneous                           -          -      1,512          -
                                  -------    -------    -------    -------
                                  147,162    173,890    294,814    374,678
                                  -------    -------    -------    -------

  Expenses

Production                         99,031    133,398    189,564    257,462
General and administrative         21,104     22,899     41,819     50,699
Depreciation, depletion and
 amortization                       7,000     24,000     22,000     49,000
                                  -------    -------    -------    -------
                                  127,135    180,297    253,383    357,161
                                  -------    -------    -------    -------
Net income (loss)             $    20,027    (6,407)     41,431     17,517
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     2,432      1,583      5,709      5,987
                                  =======    =======    =======    =======
 General Partner              $       271        176        634        665
                                  =======    =======    =======    =======
 Limited partners             $    17,324    (8,166)     35,088     10,865
                                  =======    =======    =======    =======
  Per limited partner unit    $      1.66      (.78)       3.36       1.04
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from oil and gas sales               $   270,429    427,359
 Cash paid to suppliers                               (226,480)  (321,056)
 Interest received                                          786        695
                                                       --------   --------
  Net cash provided by operating activities              44,735    106,998
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                    (7,181)   (41,545)
 Sale of oil and gas properties                          31,426    111,930
                                                       --------   --------
  Net cash provided by investing activities              24,245     70,385
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (62,655)  (128,499)
                                                       --------   --------
Net increase in cash and cash equivalents                 6,325     48,884

 Beginning of period                                     19,231     23,277
                                                       --------   --------
 End of period                                      $    25,556     72,161
                                                       ========   ========
                                                               (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    41,431     17,517

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               22,000     49,000
  Decrease (increase) in receivables                   (23,599)     53,376
  Increase (decrease) in payables                         4,903   (12,895)
                                                        -------    -------
Net cash provided by operating activities           $    44,735    106,998
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    15.28     12.50       22%
Average price per mcf of gas             $     1.68      1.60        5%
Oil production in barrels                     6,440     9,050     (29%)
Gas production in mcf                        32,700    37,740     (13%)
Gross oil and gas revenue                $  146,576   173,441     (15%)
Net oil and gas revenue                  $   47,545    40,043       19%
Partnership distributions                $   62,173    64,057      (3%)
Limited partner distributions            $   58,173    58,757      (1%)
Per unit distribution to limited
 partners                                $     5.57      5.62      (1%)
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $146,576 from $173,441 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 15%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 22%, or $2.78 per barrel, resulting in an increase of approximately $25,200 in revenues. Oil sales represented 63% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 65% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 5%, or $.08 per mcf, resulting in an increase of approximately $3,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $28,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,610 barrels or 29% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $39,900 in revenues.

    Gas production decreased approximately 5,040 mcf or 13% during the same period, resulting in a decrease of approximately $8,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $48,400. The decrease in production is due primarily to property sales in 1998.

Costs and Expenses

Total costs and expenses decreased to $127,135 from $180,297 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 29%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 26% lower, or approximately $34,400 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $1,800 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

3. Depletion expense decreased to $7,000 for the quarter ended June 30, 1999 from $24,000 for the same period in 1998. This represents a decrease of 71%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    13.03     13.33     (2%)
Average price per mcf of gas             $     1.52      1.60     (5%)
Oil production in barrels                    14,140    18,200    (22%)
Gas production in mcf                        71,400    82,000    (13%)
Gross oil and gas revenue                $  292,516   373,983    (22%)
Net oil and gas revenue                  $  102,952   116,521    (12%)
Partnership distributions                $   62,173   128,557    (52%)
Limited partner distributions            $   58,173   116,807    (50%)
Per unit distribution to limited
 partners                                $     5.57     11.17    (50%)
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $292,516 from $373,983 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 22%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 2%, or $.30 per barrel, resulting in a decrease of approximately $5,500 in revenues. Oil sales represented 63% of total oil and gas sales during the six months ended June 30, 1999 as compared to 65% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 5%, or $.08 per mcf, resulting in a decrease of approximately $6,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $12,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,060 barrels or 22% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $52,900 in revenues.

    Gas production decreased approximately 10,600 mcf or 13% during the same period, resulting in a decrease of approximately $16,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $69,000. The decrease is production is due primarily to property sales in 1998.

Costs and Expenses

Total costs and expenses decreased to $253,383 from $357,161 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 29%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 26% lower, or approximately $67,900 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 18% or approximately $8,900 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $22,000 for the six months ended June 30, 1999 from $49,000 for the same period in 1998. This represents a decrease of 55%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $44,700 in the six months ended June 30, 1999 as compared to approximately $107,000 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $24,200 in the six months ended June 30, 1999 as compared to approximately $70,400 in the six months ended June 30, 1998. The principle source of the 1999 cash flow from investing activities was the sale of oil and gas properties, partially offset by additions to oil and gas properties.

Cash flows used in financing activities were approximately $62,700 in the six months ended June 30, 1999 as compared to approximately $128,500 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $62,173 of which $58,173 was distributed to the limited partners and $4,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $5.57. Total distributions during the six months ended June 30, 1998 were $128,557 of which $116,807 was distributed to the limited partners and $11,750 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $11.17.

The source for the 1999 distributions of $62,173 was oil and gas operations of approximately $44,700, and the net change in oil and gas properties of approximately $24,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $128,557 were oil and gas operations of approximately $107,000 and the net change in oil and gas properties of approximately $70,400, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,978,964 have been made to the partners. As of June 30, 1999, $5,439,646 or $520.39 per limited partner unit has been distributed to the limited partners, representing a 104% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $79,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 1999.

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


Date:  August 15, 1999