Form 10-Q
period 2000-03-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2000-05-10
CIK 847320

12 of 12

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2000           1999
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $    175,328        153,580
 Receivable from Managing General Partner          122,015         99,151
                                                 ---------      ---------
    Total current assets                           297,343        252,731
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,095,008      3,093,671
  Less accumulated depreciation,
   depletion and amortization                    2,727,000      2,718,000
                                                 ---------      ---------
    Net oil and gas properties                     368,008        375,671
                                                 ---------      ---------
                                              $    665,351        628,402
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability:
 Distributions payable                        $        381            126
                                                 ---------      ---------
Partners' equity:
 General partners                                 (47,653)       (62,509)
 Limited partners                                  712,623        690,785
                                                 ---------      ---------
    Total partners' equity                         664,970        628,276
                                                 ---------      ---------
                                              $    665,351        628,402
                                                 =========      =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
    Revenues

Oil and gas                                         $   270,154    145,940
Interest                                                  1,663        199
Miscellaneous income                                          -      1,512
                                                        -------    -------
                                                        271,817    147,651
                                                        -------    -------
    Expenses

Production                                              103,503     94,439
General and administrative                               19,751     20,715
Depreciation, depletion and amortization                  9,000     15,000
                                                        -------    -------
                                                        132,254    130,154
                                                        -------    -------
Net income                                          $   139,563     17,497
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    13,371      2,925
                                                        =======    =======
 General partner                                    $     1,486        325
                                                        =======    =======
 Limited partners                                   $   124,707     14,247
                                                        =======    =======
  Per limited partner unit                          $     11.93       1.36
                                                        =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.
                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----

Cash flows from operating activities:

  Cash received from oil and gas sales              $   251,063    128,243
  Cash paid to suppliers                              (127,027)  (119,040)
  Interest received                                       1,663        199
                                                       --------    -------
   Net cash provided by operating activities            125,699      9,402
                                                       --------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                   (1,337)    (2,180)
  Sale of oil and gas properties                              -     32,495
                                                       --------    -------
   Net cash provided by (used in) investing
    activities                                          (1,337)     30,315
                                                       --------    -------
Cash flows used in financing activities:

  Distributions to partners                           (102,614)          -
                                                       --------    -------

Net increase in cash and cash equivalents                21,748     39,717

  Beginning of period                                   153,580     19,231
                                                       --------    -------
  End of period                                     $   175,328     58,948
                                                       ========    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   139,563     17,497

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                9,000     15,000
  Increase in receivables                              (19,091)   (19,209)
  Decrease in payables                                  (3,773)    (3,886)
                                                        -------    -------
Net cash provided by operating activities           $   125,699      9,402
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

Based on current conditions, management anticipates performing workovers during the year to enhance production. The Partnership could possibly experience a normal decline of 7% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999:

                                             Three Months
                                                Ended          Percentage
                                              March 31,         Increase
                                             2000     1999     (Decrease)
                                             ----     ----     ----------
Average price per barrel of oil           $28.26     10.38       172%
Average price per mcf of gas              $ 2.67      1.43        87%
Oil production in barrels                  6,300     8,200      (23%)
Gas production in mcf                     34,500    42,600      (19%)
Gross oil and gas revenue                 $270,154 145,940        85%
Net oil and gas revenue                   $166,651  51,501       224%
Partnership distributions                 $102,869       -       100%
Limited partner distributions             $102,869       -       100%
Per unit distribution to limited
 partners                                 $ 9.84         -       100%
Number of limited partner units           10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $270,154 from $145,940 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 85%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 172%, or $17.88 per barrel, resulting in an increase of approximately $146,600 in revenues. Oil sales represented 66% of total oil and gas sales during the quarter ended March 31, 2000 as compared to 58% during the quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 87%, or $1.24 per mcf, resulting in an increase of approximately $52,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $199,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,900 barrels or 23% during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, resulting in a decrease of approximately $53,700 in revenues.

    Gas production decreased approximately 8,100 mcf or 19% during the same period, resulting in a decrease of approximately $21,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $75,300. The decrease in production is due primarily to property sales, steep decline on one gas well and sporadic production.

Costs and Expenses

Total costs and expenses increased to $132,254 from $130,154 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 2%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 10% higher, or approximately $9,100 more during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,000 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

3. Depletion expense decreased to $9,000 for the quarter ended March 31, 2000 from $15,000 for the same period in 1999. This represents a decrease of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves, and an increase in oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $125,700 in the quarter ended March 31, 2000 as compared to approximately $9,400 in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows (used in) or provided by investing activities were approximately $(1,337) in the quarter ended March 31, 2000 as compared to approximately $30,300 in the quarter ended March 31, 1999. The principle use of the 2000 cash flow from investing activities were additions to oil and gas properties.

Cash flows used in financing activities were approximately $102,600 in the quarter ended March 31, 2000. There were no cash flows used in financing activities in the quarter ended March 31, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2000 were $102,869 of which $102,869 was distributed to the limited partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $9.84. There were no distributions during the quarter ended March 31, 1999.

The  sources  for  the  2000 distributions of $102,869  were  oil  and  gas
operations  of  approximately  $125,700,  resulting  in  excess  cash   for
contingencies or subsequent distributions to partners

Since inception of the Partnership, cumulative monthly cash distributions of $6,281,833 have been made to the partners. As of March 31, 2000, $5,722,515 or $547.45 per limited partner unit has been distributed to the limited partners, representing a 109% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $297,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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


                              SOUTHWEST OIL & GAS
                              INCOME FUND IX-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000