Form 10-Q
period 2000-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2000-08-10
CIK 847320

3 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $    186,707         153,580
 Receivable from Managing General Partner         152,906          99,151
                                                ---------       ---------
    Total current assets                          339,613         252,731
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,095,192       3,093,671
  Less accumulated depreciation,
   depletion and amortization                   2,730,000       2,718,000
                                                ---------       ---------
    Net oil and gas properties                    365,192         375,671
                                                ---------       ---------
                                             $    704,805         628,402
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $          -             126
                                                ---------       ---------
Partners' equity:
 General partners                                (43,369)        (62,509)
 Limited partners                                 748,174         690,785
                                                ---------       ---------
    Total partners' equity                        704,805         628,276
                                                ---------       ---------
                                             $    704,805         628,402
                                                =========       =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1998

  Revenues

Oil and gas                   $   293,551    146,576    563,705    292,516
Interest                            1,961        586      3,625        786
Miscellaneous                         126          -        126      1,512
                                  -------    -------    -------    -------
                                  295,638    147,162    567,456    294,814
                                  -------    -------    -------    -------

  Expenses

Production                        107,740     99,031    211,244    189,564
General and administrative         20,063     21,104     39,814     41,819
Depreciation, depletion and
 amortization                       3,000      7,000     12,000     22,000
                                  -------    -------    -------    -------
                                  130,803    127,135    263,058    253,383
                                  -------    -------    -------    -------
Net income                    $   164,835     20,027    304,398     41,431
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    15,105      2,432     28,476      5,709
                                  =======    =======    =======    =======
 General Partner              $     1,679        271      3,164        634
                                  =======    =======    =======    =======
 Limited partners             $   148,051     17,324    272,758     35,088
                                  =======    =======    =======    =======
  Per limited partner unit    $    14.16        1.66      26.09       3.36
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from oil and gas sales               $   513,682    270,429
 Cash paid to suppliers                               (254,664)  (226,480)
 Interest received                                        3,625        786
                                                       --------   --------
  Net cash provided by operating activities             262,643     44,735
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                    (1,521)    (7,181)
 Sale of oil and gas properties                               -     31,426
                                                       --------   --------
  Net cash (used in) provided by investing activities   (1,521)     24,245
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (227,995)   (62,655)
                                                       --------   --------
Net increase in cash and cash equivalents                33,127      6,325

 Beginning of period                                    153,580     19,231
                                                       --------   --------
 End of period                                      $   186,707     25,556
                                                       ========   ========
                                                               (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   304,398     41,431

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               12,000     22,000
  Increase in receivables                              (50,148)   (23,599)
  Increase (decrease) in payables                       (3,607)      4,903
                                                        -------    -------
Net cash provided by operating activities           $   262,643     44,735
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.34     15.28       79%
Average price per mcf of gas             $     3.54      1.68      111%
Oil production in barrels                     6,200     6,440      (4%)
Gas production in mcf                        35,000    32,700        7%
Gross oil and gas revenue                $  293,551   146,576      100%
Net oil and gas revenue                  $  185,811    47,545      291%
Partnership distributions                $  125,000    62,173      101%
Limited partner distributions            $  112,500    58,173       93%
Per unit distribution to limited
 partners                                $    10.76      5.57       93%
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $293,551 from $146,576 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 100%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 79%, or $12.06 per barrel, resulting in an increase of approximately $77,700 in revenues. Oil sales represented 58% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 64% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 111%, or $1.86 per mcf, resulting in an increase of approximately $60,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $138,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 240 barrels or 4% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $6,600 in revenues.

    Gas production increased approximately 2,300 mcf or 7% during the same period, resulting in an increase of approximately $8,100 in revenues.

    The total increase in revenues due to the change in production is approximately $1,500.

Costs and Expenses

Total costs and expenses increased to $130,803 from $127,135 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 3%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $8,700 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,000 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

3. Depletion expense decreased to $3,000 for the quarter ended June 30, 2000 from $7,000 for the same period in 1999. This represents a decrease of 57%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.80     13.03     113%
Average price per mcf of gas             $     3.11      1.52     105%
Oil production in barrels                    12,500    14,140    (12%)
Gas production in mcf                        69,500    71,400     (3%)
Gross oil and gas revenue                $  563,705   292,516      93%
Net oil and gas revenue                  $  352,461   102,952     242%
Partnership distributions                $  227,869    62,173     267%
Limited partner distributions            $  215,369    58,173     270%
Per unit distribution to limited
 partners                                $    20.60      5.57     270%
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $563,705 from $292,516 for the six months ended June 30, 2000 and 1999, respectively, an increase of 93%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 113%, or $14.77 per barrel, resulting in an increase of approximately $208,800 in revenues. Oil sales represented 62% of total oil and gas sales during the six months ended June 30, 2000 as compared to 63% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 105%, or $1.59 per mcf, resulting in an increase of approximately $113,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $322,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,640 barrels or 12% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $45,600 in revenues.

    Gas production decreased approximately 1,900 mcf or 3% during the same period, resulting in a decrease of approximately $5,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $51,500.

Costs and Expenses

Total costs and expenses increased to $263,058 from $253,383 for the six months ended June 30, 2000 and 1999, respectively, an increase of 4%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 11% higher, or approximately $21,700 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,000 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

3. Depletion expense decreased to $12,000 for the six months ended June 30, 2000 from $22,000 for the same period in 1999. This represents a decrease of 45%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $262,600 in the six months ended June 30, 2000 as compared to approximately $44,700 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by investing activities were approximately $(1,500) in the six months ended June 30, 2000 as compared to approximately $24,200 in the six months ended June 30, 1999. The principle use of the 2000 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $228,000 in the six months ended June 30, 2000 as compared to approximately $62,700 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $227,869 of which $215,369 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $20.60. Total distributions during the six months ended June 30, 1999 were $62,173 of which $58,173 was distributed to the limited partners and $4,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $5.57.

The  sources  for  the  2000 distributions of $227,869  were  oil  and  gas operations  of  approximately  $262,600 and  the  change  in  oil  and  gas
properties  of  approximately  $(1,500),  resulting  in  excess  cash   for
contingencies  or  subsequent  distributions.  The  source  for  the   1999
distributions  of  $62,173  was  oil and gas  operations  of  approximately
$44,700, and the net change in oil and gas properties of approximately $24,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,406,833 have been made to the partners. As of June 30, 2000, $5,835,015 or $558.21 per limited partner unit has been distributed to the limited partners, representing a 112% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $339,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 2000.

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


Date:  August 15, 2000