Form 10-Q
period 2000-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2000-11-01
CIK 847320

Page 3 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund IX-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $  175,510        153,580
 Receivable from Managing General Partner         169,564         99,151
                                                ---------      ---------
     Total current assets                         345,074        252,731
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 3,100,590      3,093,671
  Less accumulated depreciation,
   depletion and amortization                   2,737,000      2,718,000
                                                ---------      ---------
     Net oil and gas properties                   363,590        375,671
                                                ---------      ---------
                                               $  708,664        628,402
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       90            126
                                                ---------      ---------

Partners' equity
 General partners                                (42,292)       (62,509)
 Limited partners                                 750,866        690,785
                                                ---------      ---------
     Total partners' equity                       708,574        628,276
                                                ---------      ---------
                                               $  708,664        628,402
                                                =========      =========

               Southwest Oil and Gas Income Fund IX-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   319,651   213,245     883,356   505,762
Interest                           2,311       526       5,935     1,311
Miscellaneous                          -         -         126     1,512
                                 -------   -------     -------   -------
                                 321,962   213,771     889,417   508,585
                                 -------   -------     -------   -------
Expenses

Production                       116,522   111,695     327,766   301,259
General and administrative        19,671    18,515      59,484    60,334
Depreciation, depletion and
 amortization                      7,000     5,000      19,000    27,000
                                 -------   -------     -------   -------
                                 143,193   135,210     406,250   388,593
                                 -------   -------     -------   -------
Net income                   $   178,769    78,561     483,167   119,992
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $    16,719     7,520      45,195    13,229
                                 =======   =======     =======   =======
 General Partner             $     1,858       836       5,022     1,470
                                 =======   =======     =======   =======
 Limited Partners            $   160,192    70,205     432,950   105,293
                                 =======   =======     =======   =======
  Per limited partner unit   $     15.33      6.72       41.42     10.07
                                 =======   =======     =======   =======

               Southwest Oil and Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  810,359    435,140
 Cash paid to suppliers                             (384,540)  (343,031)
 Interest received                                      5,935      1,311
                                                      -------    -------
  Net cash provided by operating activities           431,754     93,420
                                                      -------    -------
Cash flows from investing activities

 Additions to oil and gas properties                  (6,919)    (6,709)
 Sale of oil and gas properties                             -     31,426
                                                      -------    -------
  Net cash (used in) provided by investing activities            (6,919)
24,717
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (402,905)  (112,571)
                                                      -------    -------

Net increase in cash and cash equivalents              21,930      5,566

 Beginning of period                                  153,580     19,231
                                                      -------    -------
 End of period                                     $  175,510     24,797
                                                      =======    =======

                                                             (continued)

               Southwest Oil and Gas Income Fund IX-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  483,167    119,992

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              19,000     27,000
 Increase in receivables                             (73,123)   (72,134)
 Increase in payables                                   2,710     18,562
                                                      -------    -------
Net cash provided by operating activities          $  431,754     93,420
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates the possibility of performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   31.31     20.54       52%
Average price per mcf of gas               $    4.34      2.28       90%
Oil production in barrels                      6,000     6,470      (7%)
Gas production in mcf                         36,600    35,210        4%
Gross oil and gas revenue                  $ 319,651   213,245       50%
Net oil and gas revenue                    $ 203,129   101,550      100%
Partnership distributions                  $ 175,000    50,000      250%
Limited partner distributions              $ 157,500    45,000      250%
Per unit distribution to limited partners  $   15.07      4.30      250%
Number of limited partner units               10,453    10,453


Revenues

The Partnership's oil and gas revenues increased to $319,651 from $213,245 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 50%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 52%, or $10.77 per barrel, resulting in an increase of approximately $69,700 in revenues. Oil sales represented 54% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 62% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 90%, or $2.06 per mcf, resulting in an increase of approximately $72,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $142,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 470 barrels or 7% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $14,700 in revenues.

    Gas production increased approximately 1,390 mcf or 4% during the same period, resulting in an increase of approximately $6,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $8,700.

Costs and Expenses

Total costs and expenses increased to $143,193 from $135,210 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 6%. The increase is the result of higher lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 4% higher, or approximately $4,800 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,200 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

3. Depletion expense increased to $7,000 for the quarter ended September 30, 2000 from $5,000 for the same period in 1999. This represents an increase of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

General  Comparison of the Nine Month Periods Ended September 30, 2000  and
1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.67     15.38      86%
Average price per mcf of gas               $    3.30      1.77      86%
Oil production in barrels                     18,700    20,610     (9%)
Gas production in mcf                        105,400   106,610     (1%)
Gross oil and gas revenue                  $ 883,356   505,762      75%
Net oil and gas revenue                    $ 555,590   204,503     172%
Partnership distributions                  $ 402,869   112,173     259%
Limited partner distributions              $ 372,869   103,173     261%
Per unit distribution to limited partners  $   35.67      9.87     261%
Number of limited partner units               10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $883,356 from $505,762 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 75%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 86%, or $13.29 per barrel, resulting in an increase of approximately $273,900 in revenues. Oil sales represented 61% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 63% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 86%, or $1.53 per mcf, resulting in an increase of approximately $163,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $437,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,910 barrels or 9% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $54,800 in revenues.

    Gas production decreased approximately 1,210 mcf or 1% during the same period, resulting in an decrease of approximately $4,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $58,800.

Costs and Expenses

Total costs and expenses increased to $406,250 from $388,593 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 5%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease   operating  costs  and  production  taxes  were  9%  higher,   or
   approximately $26,500 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $900 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

3. Depletion expense decreased to $19,000 for the nine months ended September 30, 2000 from $27,000 for the same period in 1999. This represents a decrease of 30%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the book value of the oil and gas properties from September 30, 1999.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $431,800 in the nine months ended September 30, 2000 as compared to approximately $93,400 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by investing activities were approximately $(6,900) in the nine months ended September 30, 2000 as compared to approximately $24,700 in the nine months ended September 30, 1999. The principle use of the 2000 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $402,900 in the nine months ended September 30, 2000 as compared to approximately $112,600 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $402,869 of which $372,869 was distributed to the limited partners and $30,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $35.67. Total distributions during the nine months ended September 30, 1999 were $112,173 of which $103,173 was distributed to the limited partners and $9,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $9.87.

The sources for the 2000 distributions of $402,869 were oil and gas operations of approximately $431,800 and the change in oil and gas property of approximately $(6,900), resulting in excess cash for contingencies or subsequent distributions. The source for the 1999 distributions of $112,173 was oil and gas operations of approximately $93,400 and the change in oil and gas properties of approximately $24,700, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,581,833 have been made to the partners. As of September 30, 2000, $5,992,515 or $573.28 per limited partner unit has been distributed to the limited partners, representing a 115% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $345,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000