Form 10-K
period 2000-12-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2001-03-27
CIK 847320

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

The  total  number of pages contained in this report is 42.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             35

                                 Part III

10.  Directors and Executive Officers of the Registrant                 36

11.  Executive Compensation                                             38

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         38

13.  Certain Relationships and Related Transactions                     40

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        41

     Signatures                                                         41

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2000          60%          40%
                    1999          61%          39%
                    1998          62%          38%

As the table indicates, the Partnership's revenue is almost evenly divided between its oil and gas production, the Partnership revenues will be highly dependent upon the future prices and demands for oil and gas.

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 77% of the Partnership's total oil and gas production during 2000:
Phillips  66  Company  for  64%, and Plains  Marketing  LP  for  13%.   Two
purchasers accounted for 72% of the Partnership's total oil and gas production during 1999: Phillips 66 Company for 60% and Scurlock Permian LLC for 12%. Two purchasers accounted for 68% of the Partnership's total oil and gas production during 1998: Phillips 66 Company for 58%, and Scurlock Permian Corporation for 10%.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000, there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Crane, Ector, Garza, Howard, Martin, Pecos, Reagan, Stonewall, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 160 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2000, 1999 and 1998.

There were no property sales during 2000. During 1999, four leases were sold for approximately $200,950. During 1998, fifteen leases were sold for approximately $141,400.
Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased          No. of           Proved Reserves*
Name and Location   and Interest        Wells        Oil (bbls)  Gas (mcf)
-----------------   ------------        ------       ----------  ----------

Phillips/Odessa       1/90 at 13%        42          264,000     1,113,000
Properties,           to 52%
12 counties in        working
Texas, 2 counties     interest
in New Mexico

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $25.56 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.40 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 2000, 120.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $74.58 per unit. In 1999, 30 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $63.19 per unit. In 1998, 68 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $66.48 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2000, there were 561 holders of limited partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $615,794, with $564,502 distributed to the limited partners and $51,292 to the general partners. For the year ended December 31, 2000, distributions of $54.00 per limited partner unit were made, based upon 10,453 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $262,173, with $238,173 distributed to the limited partners and $24,000 to the general partners. For the year ended December 31, 1999, distributions of $22.79 per limited partner unit were made, based upon 10,453 limited partner units outstanding. During 1998, distributions were made totaling $268,773, with $244,923 distributed to the limited partners and $23,850 to the general partners. For the year ended December 31, 1998, distributions of $23.43 per limited partner unit were made, based upon 10,453 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                   ---------------------------------------------------------
                        2000       1999       1998        1997      1996
                        ----       ----       ----        ----      ----
Revenues           $ 1,217,373    734,701    707,744  1,083,847  1,180,321

Net income             658,754    237,535      6,584    251,561    386,487

Partners' share
 of net income (loss):

  General partners      67,876     26,553     12,559     37,256     46,449

  Limited partners     590,878    210,982    (5,975)    214,305    340,038

Limited partners'
 net income (loss)per
  unit                   56.53      20.18      (.57)      20.50      32.53

Limited partners'
 cash distributions
  per unit               54.00      22.79      23.43      38.06      54.59

Total assets       $   671,235    628,402    653,559    915,263  1,105,583

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

Based on current conditions, management anticipates performing workovers during 2001 to enhance production. The partnership may have an increase in production volumes for the years 2001 and 2002, otherwise, the partnership will most likely experience the historical production decline of approximately 7% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $    29.05     16.87     72%
Average price per mcf of gas               $     3.47      1.97     76%
Oil production in barrels                      25,000    26,560    (6%)
Gas production in mcf                         138,800   143,200    (3%)
Gross oil and gas revenue                  $1,208,575   729,841     66%
Net oil and gas revenue                    $  747,853   339,531    120%
Partnership distributions                  $  615,794   262,173    135%
Limited partner distributions              $  564,502   238,173    137%
Per unit distribution to limited partners  $    54.00     22.79    137%
Number of limited partner units                10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $1,208,575 from $729,841 for the years ended December 31, 2000 and 1999, respectively, an increase of 66%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 72%, or $12.18 per barrel, resulting in an increase of approximately $304,500 in revenues. Oil sales represented 60% of total oil and gas sales during the year ended December 31, 2000 as compared to 61% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 76%, or $1.50 per mcf, resulting in an increase of approximately $208,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $512,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,560 barrels or 6% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $26,300 in revenues.

    Gas production decreased approximately 4,400 mcf or 3% during the same period, resulting in a decrease of approximately $8,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $35,000.

Costs and Expenses

Total costs and expenses increased to $558,619 from $497,166 for the years ended December 31, 2000 and 1999, respectively, an increase of 12%. The increase is the result of higher lease operating costs, partially offset by a decrease in depletion expense and general and administrative costs.

1. Lease operating costs and production taxes were 18% higher, or approximately $70,400 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999. Production taxes were associated with 9% of the increase in lease operating cost and production taxes. The rise in production taxes is directly associated with the rise in oil and gas prices for 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $1,000 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

3. Depletion expense decreased to $20,000 for the year ended December 31, 2000 from $28,000 for the same period in 1999. This represents a decrease of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $1,000 as of December 31, 1999.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

2. Lease operating costs and production taxes were 20% lower, or approximately $98,300 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease in lease operating cost are due primarily to property sales in 1998 and 1999.

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2000, 1999 and 1998 was $658,754, $237,535 and $6,584, respectively. Excluding the effects of depreciation, depletion and amortization, net income would have been $678,754 in 2000, $265,535 in 1999 and $125,584 in 1998. Correspondingly,
Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $615,794, $262,173 and $268,773, respectively. These changes are indicative of the changes in oil and gas prices, production and properties during 2000, 1999 and 1998.

The  sources  for  the  2000 distributions of $615,794  were  oil  and  gas operations  of  approximately  $659,300 and  the  change  in  oil  and  gas properties of approximately $(31,000), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $262,173 were oil and gas operations of approximately $201,300 and the change in oil and gas properties $195,800, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $268,773 were oil and gas operations of approximately $173,200 and the change in oil and gas properties of approximately $91,000, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2000 were $615,794 of which $564,502 was distributed to the limited partners and $51,292 to the general partners. The per unit distribution to limited partners during the same period was $54.00. Total distributions during the year ended December 31, 1999 were $262,173 of which $238,173 was distributed to the limited partners and $24,000 to the general partners. The per unit distribution to limited partners during the same period was $22.79. Total distributions during the year ended December 31, 1998 were $268,773 of which $244,923 was distributed to the limited partners and $23,850 to the general partners. The per unit distribution to limited partners during the same period was $23.43.

Since inception of the Partnership, cumulative monthly cash distributions of $6,794,758 have been made to the partners. As of December 31, 2000, $6,184,148 or $591.61 per limited partner unit, has been distributed to the limited partners, representing a 118% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $659,300 in 2000 compared to $201,300 in 1999 and approximately $173,200 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by investing activities were approximately, $(31,000) in 2000 compared to $195,800 in 1999 and approximately $91,000 in 1998. The principal use of the 2000 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $615,900 in 2000
compared  to  $262,700  in 1999 and $268,300 in  1998.   The  only  use  in
financing activities was the distributions to partners.

As of December 31, 2000, the Partnership had approximately $284,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Oil & Gas Income Fund IX-A, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund IX-A, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000          1999
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $       165,929      153,580
 Receivable from Managing General Partner            118,604       99,151

---------                                    ---------
                                                 Total    current    assets
284,533                                      252,731

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         3,124,703    3,093,671
  Less accumulated depreciation,
                                               depletion  and  amortization
2,738,000                                    2,718,000

---------                                    ---------
                                              Net  oil  and gas  properties
386,703                                      375,671

---------                                    ---------
                                                                          $
671,236                                      628,402

=========                                    =========
  Liabilities and Partners' Equity

Current liability - distributions payable    $             -          126

---------                                    ---------
Partners' equity:
 General partners                                   (45,925)     (62,509)
 Limited partners                                    717,161      690,785

---------                                    ---------
                                                Total    partners'   equity
671,236                                      628,276

---------                                    ---------
                                                                          $
671,236                                      628,402

=========                                    =========























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999     1998
                                                 ----      ----     ----
  Revenues

Oil and gas                               $  1,208,575   729,841  704,238
Interest                                         8,672     3,346    3,506
Miscellaneous                                      126     1,514        -
                                                                  ---------
---------                                 ---------
                                                                  1,217,373
734,701                                   707,744
                                                                  ---------
---------                                 ---------
  Expenses

Production                                     460,722   390,310  488,647
General and administrative                      77,897    78,856   93,513
Depreciation, depletion and amortization        20,000    28,000  119,000
                                                                  ---------
---------                                 ---------
                                                                    558,619
497,166                                   701,160
                                                                  ---------
---------                                 ---------
Net income                                $    658,754   237,535    6,584
                                                                  =========
=========                                 =========

Net income (loss) allocated to:

 Managing General Partner                 $     61,088    23,898   11,302
                                                                  =========
=========                                 =========
 General Partner                          $      6,788     2,655    1,257
                                                                  =========
=========                                 =========
 Limited partners                         $    590,878   210,982  (5,975)
                                                                  =========
=========                                 =========
  Per limited partner unit                $      56.53     20.18    (.57)
                                                                  =========
=========                                 =========
























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                              General   Limited
                                              Partners  Partners   Total
                                              --------  --------   -----

Balance at December 31, 1997            $    (53,771)   968,874   915,103

 Net income (loss)                             12,559   (5,975)     6,584

 Distributions                               (23,850) (244,923) (268,773)
                                                                    -------
---------                               ---------
Balance at December 31, 1998                 (65,062)   717,976   652,914

 Net income                                    26,553   210,982   237,535

 Distributions                               (24,000) (238,173) (262,173)
                                                                    -------
---------                               ---------
Balance at December 31, 1999                 (62,509)   690,785   628,276

 Net income                                    67,876   590,878   658,754

 Distributions                               (51,292) (564,502) (615,794)
                                                                    -------
---------                               ---------
Balance at December 31, 2000            $    (45,925)   717,161   671,236
                                                                    =======
=========                               =========






























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999     1998
                                                 ----      ----     ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $  1,147,506   655,511  777,976
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(496,877)                                 (457,578)(608,246)
 Interest received                               8,672     3,346    3,506
                                                                  ---------
---------                                 ---------
   Net  cash provided by operating activities              659,301  201,279
173,236
                                                                  ---------
---------                                 ---------
Cash flows from investing activities:

 Additions to oil and gas properties          (31,032)   (8,236) (48,381)
 Sale of oil and gas properties                      -   203,998  139,387
                                                                  ---------
---------                                 ---------
  Net cash (used in) provided by investing
                                           activities    (31,032)   195,762
91,006
                                                                  ---------
---------                                 ---------
Cash flows used in financing activities:

 Distributions to partners                   (615,920) (262,692)(268,288)
                                                                  ---------
---------                                 ---------
Net increase (decrease) in cash and
 cash equivalents                               12,349   134,349  (4,046)

 Beginning of year                             153,580    19,231   23,277
                                                                  ---------
---------                                 ---------
 End of year                              $    165,929   153,580   19,231
                                                                  =========
=========                                 =========


(continued)





















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999     1998
                                                 ----      ----     ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                $    658,754   237,535    6,584

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation, depletion and amortization                20,000    28,000
119,000
  (Increase) decrease in receivables          (61,195)  (75,844)   73,738
  Increase (decrease) in payables               41,742    11,588 (26,086)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    659,301   201,279  173,236
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000, 1999 and 1998 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, the Partnership was overproduced by 403 mcf of gas. As of December 31, 1999, the Partnership was overproduced by 403 mcf of gas. As of December 31, 1998 the Partnership was overproduced by 415 mcf of gas.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 2000 and 1999 is $17,405 and $53,388 more, respectively, than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

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

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Number of Limited Partner Units
     As of December 31, 2000, 1999 and 1998 and there were 10,453 limited partner units outstanding held by 561, 568 and 575 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management was not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $76,200, $77,900 and $92,400 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $23,300, $18,500 and $4,100 for the years ended December 31, 2000,
     1999 and 1998, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $73,200 during 2000, 1999 and 1998 as an administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $118,600 and $99,200 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2000 and 1999, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services provided for the year ended December 31, 2000, 1999 and 1998.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 77% of the Partnership's total oil and gas production during 2000: Phillips 66 Company for 64%, and Plains
     Marketing LP for 13%. Two purchasers accounted for 72% of the Partnership's total oil and gas production during 1999: Phillips 66 Company for 60%, and Scurlock Permian LLC for 12%. Two purchasers accounted for 68% of the Partnership's total oil and gas production during 1998: Phillips 66 Company 58%, and Scurlock Permian Corporation 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1998                                 290,000     1,254,000

       Revisions of previous estimates              (64,000)         6,000
       Production                                   (35,000)     (173,000)
       Sale of minerals in place                     (5,000)      (38,000)
                                                     -------     ---------
     December 31, 1998                               186,000     1,049,000

       Revisions of previous estimates               168,000       364,000
       Production                                   (27,000)     (143,000)
       Sale of minerals in place                     (6,000)      (45,000)
                                                     -------     ---------
     December 31, 1999                               321,000     1,225,000

       Revisions of previous estimates                27,000       518,000
       Production                                   (25,000)     (139,000)
                                                     -------     ---------
     December 31, 2000                               323,000     1,604,000
                                                     =======     =========

     Proved developed reserves -

     December 31, 1998                               156,000       951,000
                                                     =======     =========
     December 31, 1999                               291,000     1,128,000
                                                     =======     =========
     December 31, 2000                               305,000     1,517,000
                                                     =======     =========

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $25.56 per barrel in the preparation of the reserve report as of January 1, 2001.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.40 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                             2000       1999         1998
                                             ----       ----         ----

     Future cash inflows                $ 23,342,000  9,945,000  3,530,000
     Production and development costs      8,358,000  4,762,000  1,944,000
                                          ---------- ----------  ---------
     Future net cash flows                14,984,000  5,183,000  1,586,000
     10% annual discount for estimated
       timing of cash flows                7,071,000  2,285,000    544,000
                                          ---------- ----------  ---------
     Standardized measure of discounted
       future net cash flows            $  7,913,000  2,898,000  1,042,000
                                          ========== ==========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000        1999       1998
                                              ----        ----       ----

     Sales of oil and gas produced,
       net of production costs          $  (748,000)  (340,000)  (215,000)
      Changes in prices and production costs           4,096,000  1,037,000
(902,000)
     Changes of production rates
       (timing) and others                 (142,000)  (123,000)   (60,000)
     Sales of minerals in place                    -   (76,000)   (22,000)
     Revisions of previous
       quantities estimates                1,519,000  1,254,000  (181,000)
     Accretion of discount                   290,000    104,000    220,000
     Discounted future net
       cash flows -
      Beginning of year                    2,898,000  1,042,000  2,202,000
                                           ---------  ---------  ---------
      End of year                       $  7,913,000  2,898,000  1,042,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $  271,817    295,638   321,962     327,956
     Total expenses              132,254    130,803   143,193     152,369
     Net income                  139,563    164,835   178,769     175,587
     Net income per limited
      partners unit                11.93      14.16     15.33       15.11

  1999:
     Total revenues           $  147,651    147,162   213,771     226,117
     Total expenses              130,154    127,135   135,210     104,667
     Net income                   17,497     20,027    78,561     121,450
     Net income per limited
      partners unit                 1.36       1.66      6.72       10.11

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

     Name                   Age                     Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $73,200 during 2000, 1999 and 1998 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 412.5 limited partner units, a 4.0% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 12.6%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
  Title of Class       Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns      4.0%
 Interest            Managing General Partner     412.5 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns    4.0%
 Interest            Chairman of the Board,       412.5 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns    4.0%
 Interest            Secretary and Director of    412.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns    4.0%
 Interest            Vice President and CFO of    412.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns    4.0%
 Interest            Vice President, Marketing of 412.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns    4.0%
 Interest            Director, of Southwest       412.5 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2000, the Managing General Partner received $73,200 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $76,200 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $23,300 for the year ended December 31, 2000.

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

                  27 Financial Data Schedule

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2000.

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


                          Date:  March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001