Form 10-Q
period 2001-03-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2001-05-09
CIK 847320

13 of 13

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $    114,035        165,929
 Receivable from Managing General Partner          144,548        118,604
                                                 ---------      ---------
    Total current assets                           258,583        284,533
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,125,937      3,124,703
  Less accumulated depreciation,
   depletion and amortization                    2,747,000      2,738,000
                                                 ---------      ---------
    Net oil and gas properties                     378,937        386,703
                                                 ---------      ---------
                                              $    637,520        671,236
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $   (48,397)       (45,925)
 Limited partners                                  685,917        717,161
                                                 ---------      ---------
    Total partners' equity                         637,520        671,236
                                                 ---------      ---------
                                              $    637,520        671,236
                                                 =========      =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
    Revenues

Oil and gas                                         $   322,090    270,154
Interest                                                  1,801      1,663
                                                        -------    -------
                                                        323,891    271,817
                                                        -------    -------
    Expenses

Production                                               94,013    103,503
General and administrative                               19,594     19,751
Depreciation, depletion and amortization                  9,000      9,000
                                                        -------    -------
                                                        122,607    132,254
                                                        -------    -------
Net income                                          $   201,284    139,563
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    18,925     13,370
                                                        =======    =======
 General partner                                    $     2,103      1,486
                                                        =======    =======
 Limited partners                                   $   180,256    124,707
                                                        =======    =======
  Per limited partner unit                          $     17.24      11.93
                                                        =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.
                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

  Cash received from oil and gas sales              $   345,137    251,063
  Cash paid to suppliers                              (162,598)  (127,027)
  Interest received                                       1,801      1,663
                                                       --------    -------
   Net cash provided by operating activities            184,340    125,699
                                                       --------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                   (1,234)    (1,337)
                                                       --------    -------
Cash flows used in financing activities:

  Distributions to partners                           (235,000)  (102,614)
                                                       --------    -------

Net  (decrease) increase in cash and cash equivalents              (51,894)
21,748

  Beginning of period                                   165,929    153,580
                                                       --------    -------
  End of period                                     $   114,035    175,328
                                                       ========    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund IX-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   201,284    139,563

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                9,000      9,000
  Decrease (increase) in receivables                     23,047   (19,091)
  Decrease in payables                                 (48,991)    (3,773)
                                                        -------    -------
Net cash provided by operating activities           $   184,340    125,699
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                             Three Months
                                                Ended          Percentage
                                              March 31,         Increase
                                             2001     2000     (Decrease)
                                             ----     ----     ----------
Average price per barrel of oil           $  26.48   28.26       (6%)
Average price per mcf of gas              $   5.64    2.67       111%
Oil production in barrels                    5,900   6,300       (6%)
Gas production in mcf                       29,400  34,500      (15%)
Gross oil and gas revenue                 $322,090 270,154        19%
Net oil and gas revenue                   $228,077 166,651        37%
Partnership distributions                 $235,000 102,869       128%
Limited partner distributions             $211,500 102,869       106%
Per unit distribution to limited
 partners                                 $  20.23    9.84       106%
Number of limited partner units             10,453  10,453

Revenues

The Partnership's oil and gas revenues increased to $322,090 from $270,154 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 19%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 6%, or $1.78 per barrel, resulting in a decrease of approximately $10,500 in revenues. Oil sales represented 49% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 66% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 111%, or $2.97 per mcf, resulting in an increase of approximately $87,300 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $76,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 6% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $11,300 in revenues.

    Gas production decreased approximately 5,100 mcf or 15% during the same period, resulting in a decrease of approximately $13,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $24,900.

Costs and Expenses

Total costs and expenses decreased to $122,607 from $132,254 for the quarters ended March 31, 2001 and 2000, respectively, a decrease of 7%. The decrease is the result of lower lease operating costs and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  9%  lower,   or
    approximately $9,500 less during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

3. Depletion expense remained unchanged for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $184,300 in the quarter ended March 31, 2001 as compared to approximately $125,700 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $1,200 in the quarter ended March 31, 2001 as compared to approximately $1,300 in the quarter ended March 31, 2000. The principle use of the 2001 cash flow from investing activities were additions to oil and gas properties.

Cash flows used in financing activities were approximately $235,000 in the quarter ended March 31, 2001 as compared to approximately $102,600 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $235,000 of which $211,500 was distributed to the limited partners and $23,500 was distributed to the general partner. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $20.23. Total distributions during the quarter ended March 31, 2000 were $102,869 of which $102,869 was distributed to the limited partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $9.84.

The sources for the 2001 distributions of $235,000 were oil and gas operations of approximately $184,300, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $102,869 were oil and gas operations of approximately $125,700, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $7,029,758 have been made to the partners. As of March 31, 2001, $6,395,648 or $611.85 per limited partner unit has been distributed to the limited partners, representing a 123% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $259,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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


Date:  May 15, 2001