Form 10-Q
period 2001-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2001-08-01
CIK 847320

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)

  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     57,778        165,929
 Receivable from Managing General Partner          134,796        118,604
                                                 ---------      ---------
    Total current assets                           192,574        284,533
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,129,694      3,124,703
  Less accumulated depreciation,
   depletion and amortization                    2,763,000      2,738,000
                                                 ---------      ---------
    Net oil and gas properties                     366,694        386,703
                                                 ---------      ---------
                                              $    559,268        671,236
                                                 =========      =========

  Liabilities and Partners' Equity
  --------------------------------

Current liability - Distributions payable     $        413              -
                                                 ---------      ---------
Partners' equity:
 General partners                                 (54,663)       (45,925)
 Limited partners                                  613,518        717,161
                                                 ---------      ---------
    Total partners' equity                         558,855        671,236
                                                 ---------      ---------
                                              $    559,268        671,236
                                                 =========      =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $   285,647    293,551    607,737    563,705
Interest                            1,528      1,961      3,330      3,625
Miscellaneous                           -        126          -        126
                                  -------    -------    -------    -------
                                  287,175    295,638    611,067    567,456
                                  -------    -------    -------    -------

  Expenses
  --------
Production                        129,328    107,740    223,341    211,244
General and administrative         20,512     20,063     40,107     39,814
Depreciation, depletion and
 amortization                      16,000      3,000     25,000     12,000
                                  -------    -------    -------    -------
                                  165,840    130,803    288,448    263,058
                                  -------    -------    -------    -------
Net income                    $   121,335    164,835    322,619    304,398
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    12,360     15,105     31,286     28,476
                                  =======    =======    =======    =======
 General Partner              $     1,373      1,679      3,476      3,164
                                  =======    =======    =======    =======
 Limited partners             $   107,602    148,051    287,857    272,758
                                  =======    =======    =======    =======
  Per limited partner unit    $    10.29       14.16      27.54      26.09
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----


Cash flows from operating activities:

 Cash received from oil and gas sales               $   639,641    513,682
 Cash paid to suppliers                               (311,545)  (254,664)
 Interest received                                        3,330      3,625
                                                       --------   --------
  Net cash provided by operating activities             331,426    262,643
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                    (5,771)    (1,521)
 Sale of oil and gas properties                             780          -
                                                       --------   --------
  Net cash used in investing activities                 (4,991)    (1,521)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (434,586)  (227,995)
                                                       --------   --------

Net (decrease) increase in cash
        (108,151)                                    33,127

 Beginning of period                                    165,929    153,580
                                                       --------   --------
 End of period                                      $    57,778    186,707
                                                       ========   ========

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   322,619    304,398

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               25,000     12,000
  Decrease (increase) in receivables                     31,904   (50,148)
  Decrease in payables                                 (48,097)    (3,607)
                                                        -------    -------
Net cash provided by operating activities           $   331,426    262,643
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management anticipates performing a few workovers during 2001. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    25.88     27.34      (5%)
Average price per mcf of gas             $     3.63      3.54        3%
Oil production in barrels                     6,300     6,200        2%
Gas production in mcf                        31,000    35,000     (11%)
Gross oil and gas revenue                $  285,647   293,551      (3%)
Net oil and gas revenue                  $  156,319   185,811     (16%)
Partnership distributions                $  200,000   125,000       60%
Limited partner distributions            $  180,000   112,500       60%
Per unit distribution to limited
 partners                                $    17.22     10.76       60%
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $285,647 from $293,551 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 3%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 5%, or $1.46 per barrel, resulting in a decrease of approximately $9,200 in revenues. Oil sales represented 59% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 58% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.09 per mcf, resulting in an increase of approximately $2,800 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $6,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 100 barrels or 2% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in an increase of approximately $2,700 in revenues.

    Gas production decreased approximately 4,000 mcf or 11% during the same period, resulting in a decrease of approximately $14,200 in revenues.

    The net total decrease in revenues due to the change in production is approximately $11,500.

Costs and Expenses

Total costs and expenses increased to $165,840 from $130,803 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 27%. The increase is the result of higher lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 20% higher, or approximately $21,600 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase in lease operating costs is due to a pulling unit and plug and abandoned services on two leases being performed in the quarter ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $500 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

3. Depletion expense increased to $16,000 for the quarter ended June 30, 2001 from $3,000 for the same period in 2000. This represents an increase of 433%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    26.43     27.80     (5%)
Average price per mcf of gas             $     4.47      3.11      44%
Oil production in barrels                    12,700    12,500       2%
Gas production in mcf                        60,900    69,500    (12%)
Gross oil and gas revenue                $  607,737   563,705       8%
Net oil and gas revenue                  $  384,396   352,461       9%
Partnership distributions                $  435,000   227,869      91%
Limited partner distributions            $  391,500   215,369      82%
Per unit distribution to limited
 partners                                $    37.45     20.60      82%
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues increased to $607,737 from $563,705 for the six months ended June 30, 2001 and 2000, respectively, an increase of 8%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 5%, or $1.37 per barrel, resulting in a decrease of approximately $17,400 in revenues. Oil sales represented 55% of total oil and gas sales during the six months ended June 30, 2001 as compared to 62% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 44%, or $1.36 per mcf, resulting in an increase of approximately $82,800 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $65,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 2% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in an increase of approximately $5,600 in revenues.

    Gas production decreased approximately 8,600 mcf or 12% during the same period, resulting in a decrease of approximately $26,700 in revenues.

    The net total decrease in revenues due to the change in production is approximately $21,100.

Costs and Expenses

Total costs and expenses increased to $288,448 from $263,058 for the six months ended June 30, 2001 and 2000, respectively, an increase of 10%. The increase is the result of higher lease operating costs, general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  6%  higher,   or
    approximately $12,100 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $300 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

3. Depletion expense increased to $25,000 for the six months ended June 30, 2001 from $12,000 for the same period in 2000. This represents an increase of 108%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $331,400 in the six months ended June 30, 2001 as compared to approximately $262,600 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $5,000 in the six months ended June 30, 2001 as compared to approximately $1,500 in the six months ended June 30, 2000. The principle use of the 2001 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $434,600 in the six months ended June 30, 2001 as compared to approximately $228,000 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $435,000 of which $391,500 was distributed to the limited partners and $43,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $37.45. Total distributions during the six months ended June 30, 2000 were $227,869 of which $215,369 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $20.60.

The  source  for  the  2001  distributions of  $435,000  was  oil  and  gas operations of approximately $331,400, and the net change in oil and gas properties of approximately $(5,000), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $227,869 were oil and gas operations of approximately
$262,600 and the change in oil and gas properties of approximately $(1,500), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,229,758 have been made to the partners. As of June 30, 2001, $6,575,648 or $629.07 per limited partner unit has been distributed to the limited partners, representing a 126% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $192,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 2001.

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


Date:  August 15, 2001