Form 10-Q
period 2001-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2001-11-13
CIK 847320

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund IX-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     43,916        165,929
 Receivable from Managing General Partner          101,218        118,604
                                                 ---------      ---------
    Total current assets                           145,134        284,533
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,129,314      3,124,703
  Less accumulated depreciation,
   depletion and amortization                    2,781,000      2,738,000
                                                 ---------      ---------
    Net oil and gas properties                     348,314        386,703
                                                 ---------      ---------
                                              $    493,448        671,236
                                                 =========      =========

Liabilities and Partners' Equity
--------------------------------

Current liability - Distributions payable     $        478              -
                                                 ---------      ---------
Partners' equity:
 General partners                                 (59,452)       (45,925)
 Limited partners                                  552,422        717,161
                                                 ---------      ---------
    Total partners' equity                         492,970        671,236
                                                 ---------      ---------
                                              $    493,448        671,236
                                                 =========      =========

               Southwest Oil and Gas Income Fund IX-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------
Oil and gas                  $   228,230   319,651     835,967   883,356
Interest                             791     2,311       4,121     5,935
Miscellaneous                          -         -           -       126
                                 -------   -------     -------   -------
                                 229,021   321,962     840,088   889,417
                                 -------   -------     -------   -------
Expenses
--------
Production                       132,366   116,522     355,707   327,766
General and administrative        19,540    19,671      59,647    59,484
Depreciation, depletion and
 amortization                     18,000     7,000      43,000    19,000
                                 -------   -------     -------   -------
                                 169,906   143,193     458,354   406,250
                                 -------   -------     -------   -------
Net income                   $    59,115   178,769     381,734   483,167
                                 =======   =======     =======   =======

Net income allocated to:

 Managing General Partner    $     6,940    16,719      38,226    45,195
                                 =======   =======     =======   =======
 General Partner             $       771     1,858       4,247     5,022
                                 =======   =======     =======   =======
 Limited Partners            $    51,404   160,192     339,261   432,950
                                 =======   =======     =======   =======
  Per limited partner unit   $      4.92     15.33       32.46     41.42
                                 =======   =======     =======   =======

               Southwest Oil and Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  898,507    810,359
 Cash paid to suppliers                             (460,508)  (384,540)
 Interest received                                      4,121      5,935
                                                      -------    -------
  Net cash provided by operating activities           442,120    431,754
                                                      -------    -------
Cash flows from investing activities

 Additions to oil and gas properties                  (5,391)    (6,919)
 Sale of oil and gas properties                           780          -
                                                      -------    -------
  Net cash used in investing activities               (4,611)    (6,919)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (559,522)  (402,905)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents           (122,013)
21,930

 Beginning of period                                  165,929    153,580
                                                      -------    -------
 End of period                                     $   43,916    175,510
                                                      =======    =======
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  381,734    483,167

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              43,000     19,000
 Decrease (increase) in receivables                    62,541   (73,123)
 (Decrease) increase in payables                     (45,155)      2,710
                                                      -------    -------
Net cash provided by operating activities          $  442,120    431,754
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.98     31.31     (23%)
Average price per mcf of gas               $    2.31      4.34     (47%)
Oil production in barrels                      6,600     6,000       10%
Gas production in mcf                         32,600    36,600     (11%)
Gross oil and gas revenue                  $ 228,230   319,651     (29%)
Net oil and gas revenue                    $  95,864   203,129     (53%)
Partnership distributions                  $ 125,000   175,000     (29%)
Limited partner distributions              $ 112,500   157,500     (29%)
Per unit distribution to limited partners  $   10.76     15.07     (29%)
Number of limited partner units               10,453    10,453


Revenues

The Partnership's oil and gas revenues decreased to $228,230 from $319,651 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 29%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 23%, or $7.33 per barrel, resulting in a decrease of approximately $48,400 in revenues. Oil sales represented 68% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 54% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 47%, or $2.03 per mcf, resulting in a decrease of approximately $66,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $114,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 600 barrels or 10% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in an increase of approximately $18,800 in revenues.

    Gas production decreased approximately 4,000 mcf or 11% during the same period, resulting in a decrease of approximately $17,400 in revenues.

    The net total increase in revenues due to the change in production is approximately $1,400.

Costs and Expenses

Total costs and expenses increased to $169,906 from $143,193 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 19%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 14% higher, or approximately $15,800 more during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The increase in lease operating expense is due to maintenance on one lease being performed in 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $100 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

3. Depletion expense increased to $18,000 for the quarter ended September 30, 2001 from $7,000 for the same period in 2000. This represents an increase of 157%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Results of Operations

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.23     28.67    (12%)
Average price per mcf of gas               $    3.70      3.30      12%
Oil production in barrels                     19,400    18,700       4%
Gas production in mcf                         93,700   105,400    (11%)
Gross oil and gas revenue                  $ 835,967   883,356     (5%)
Net oil and gas revenue                    $ 480,260   555,590    (14%)
Partnership distributions                  $ 560,000   402,869      39%
Limited partner distributions              $ 504,000   372,869      35%
Per unit distribution to limited partners  $   48.22     35.67      35%
Number of limited partner units               10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $835,967 from $883,356 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 5%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 12%, or $3.44 per barrel, resulting in a decrease of approximately $66,700 in revenues. Oil sales represented 59% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 61% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.40 per mcf, resulting in an increase of approximately $37,500 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $29,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 700 barrels or 4% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in an increase of approximately $20,100 in revenues.

    Gas production decreased approximately 11,700 mcf or 11% during the same period, resulting in a decrease of approximately $38,600 in revenues.

    The net total decrease in revenues due to the change in production is approximately $18,500.

Costs and Expenses

Total costs and expenses increased to $458,354 from $406,250 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 13%. The increase is the result of higher lease operating costs, general and administrative expense and depletion expense.

1. Lease   operating  costs  and  production  taxes  were  9%  higher,   or
   approximately $27,900 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $200 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

3. Depletion expense increased to $43,000 for the nine months ended September 30, 2001 from $19,000 for the same period in 2000. This represents an increase of 126%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $442,100 in the nine months ended September 30, 2001 as compared to approximately $431,800 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $4,600 in the nine months ended September 30, 2001 as compared to approximately $6,900 in the nine months ended September 30, 2000. The principle use of the 2001 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $559,500 in the nine months ended September 30, 2001 as compared to approximately $402,900 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $560,000 of which $504,000 was distributed to the limited partners and $56,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $48.22. Total distributions during the nine months ended September 30, 2000 were $402,869 of which $372,869 was distributed to the limited partners and $30,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $35.67.

The  source  for  the  2001  distributions of  $560,000  was  oil  and  gas operations of approximately $442,100 and the change in oil and gas properties of approximately $(4,600), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $402,869 were oil and gas operations of approximately $431,800 and the change in oil and gas property of approximately $(6,900), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,354,758 have been made to the partners. As of September 30, 2001, $6,688,148 or $639.83 per limited partner unit has been distributed to the limited partners, representing a 128% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $144,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

             (a)No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001