Form 10-Q
period 2002-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2002-08-14
CIK 847320

15 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.

                              Balance Sheets


                                                    June 30,    December 31,
                                                      2002          2001
                                                   ---------    ------------
                                                  (unaudited)

  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        20,690       38,153
 Receivable from Managing General Partner             88,201       49,932

---------                                    ---------
                                                 Total    current    assets
108,891                                      88,085

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         3,130,687    3,130,327
  Less accumulated depreciation,
                                               depletion  and  amortization
2,803,000                                    2,791,000

---------                                    ---------
                                              Net  oil  and gas  properties
327,687                                      339,327

---------                                    ---------
                                                                          $
436,578                                      427,412

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability - distributions payable    $           714          736

---------                                    ---------
Partners' equity:
 General partners                                   (62,962)     (65,081)
 Limited partners                                    498,826      491,757

---------                                    ---------
                                                Total    partners'   equity
435,864                                      426,676

---------                                    ---------
                                                                          $
436,578                                      427,412

=========                                    =========

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $   211,173    285,647    372,964    607,737
Interest                              120      1,528        288      3,330
Miscellaneous settlement            9,142          -      9,142          -
                                  -------    -------    -------    -------
                                  220,435    287,175    382,394    611,067
                                  -------    -------    -------    -------

  Expenses
  --------
Production                        121,968    129,328    221,896    223,341
General and administrative         19,549     20,512     39,310     40,107
Depreciation, depletion and
 amortization                       7,000     16,000     12,000     25,000
                                  -------    -------    -------    -------
                                  148,517    165,840    273,206    288,448
                                  -------    -------    -------    -------
Net income                    $    71,918    121,335    109,188    322,619
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     6,473     12,360     10,907     31,286
                                  =======    =======    =======    =======
 General Partner              $       719      1,373      1,212      3,476
                                  =======    =======    =======    =======
 Limited partners             $    64,726    107,602     97,069    287,857
                                  =======    =======    =======    =======
  Per limited partner unit    $     6.20       10.29       9.29      27.54
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund IX-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----


Cash flows from operating activities:

 Cash received from oil and gas sales               $   344,980    639,641
 Cash paid to suppliers                               (271,491)  (311,545)
 Interest received                                          288      3,330
 Miscellaneous settlement                                 9,142          -
                                                       --------   --------
  Net cash provided by operating activities              82,919    331,426
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                      (360)    (5,771)
 Sale of oil and gas properties                               -        780
                                                       --------   --------
  Net cash used in investing activities                   (360)    (4,991)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (100,022)  (434,586)
                                                       --------   --------

Net decrease in cash and cash equivalents              (17,463)  (108,151)

 Beginning of period                                     38,153    165,929
                                                       --------   --------
 End of period                                      $    20,690     57,778
                                                       ========   ========

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   109,188    322,619

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               12,000     25,000
  (Increase) decrease in receivables                   (27,984)     31,904
  Decrease in payables                                 (10,285)   (48,097)
                                                        -------    -------
Net cash provided by operating activities           $    82,919    331,426
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    24.25     25.88      (6%)
Average price per mcf of gas             $     2.83      3.63     (22%)
Oil production in barrels                     5,400     6,300     (14%)
Gas production in mcf                        28,300    31,000      (9%)
Gross oil and gas revenue                $  211,173   285,647     (26%)
Net oil and gas revenue                  $   89,205   156,319     (43%)
Partnership distributions                $   50,000   200,000     (75%)
Limited partner distributions            $   45,000   180,000     (75%)
Per unit distribution to limited
 partners                                $     4.30     17.22     (75%)
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $211,173 from $285,647 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 26%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 6%, or $1.63 per barrel, resulting in a decrease of approximately $8,800 in revenues. Oil sales represented 62% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 59% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 22%, or $.80 per mcf, resulting in a decrease of approximately $22,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $31,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 900 barrels or 14% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $23,300 in revenues.

    Gas production decreased approximately 2,700 mcf or 9% during the same period, resulting in a decrease of approximately $9,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $33,100.

Costs and Expenses

Total costs and expenses decreased to $148,517 from $165,840 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 10%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1.  Lease   operating  costs  and  production  taxes  were  6%  lower,   or
    approximately $7,400 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,000 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

3. Depletion expense decreased to $7,000 for the quarter ended June 30, 2002 from $16,000 for the same period in 2001. This represents a decrease of 56%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.         General Comparison of the Six Month Periods Ended June 30,  2002
and 2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    21.80     26.43    (18%)
Average price per mcf of gas             $     2.28      4.47    (49%)
Oil production in barrels                    11,300    12,700    (11%)
Gas production in mcf                        55,500    60,900     (9%)
Gross oil and gas revenue                $  372,964   607,737    (39%)
Net oil and gas revenue                  $  151,068   384,396    (61%)
Partnership distributions                $  100,000   435,000    (77%)
Limited partner distributions            $   90,000   391,500    (77%)
Per unit distribution to limited
 partners                                $     8.61     37.45    (77%)
Number of limited partner units              10,453    10,453

Revenues

The Partnership's oil and gas revenues decreased to $372,964 from $607,737 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 39%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 18%, or $4.63 per barrel, resulting in a decrease of approximately $52,300 in revenues. Oil sales represented 66% of total oil and gas sales during the six months ended June 30, 2002 as compared to 55% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 49%, or $2.19 per mcf, resulting in a decrease of approximately $121,500 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $173,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 11% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $37,000 in revenues.

    Gas production decreased approximately 5,400 mcf or 9% during the same period, resulting in a decrease of approximately $24,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $61,100.

Costs and Expenses

Total costs and expenses decreased to $273,206 from $288,448 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 5%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1.  Lease   operating  costs  and  production  taxes  were  1%  lower,   or
    approximately $1,400 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $800 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

3. Depletion expense decreased to $12,000 for the six months ended June 30, 2002 from $25,000 for the same period in 2001. This represents a decrease of 52%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $82,900 in the six months ended June 30, 2002 as compared to approximately $331,400 in the six months ended June 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $360 in the six months ended June 30, 2002 as compared to approximately $5,000 in the six months ended June 30, 2001. The principle use of the 2002 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $100,000 in the six months ended June 30, 2002 as compared to approximately $434,600 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2002 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2002 was $8.61. Total distributions during the six months ended June 30, 2001 were $435,000 of which $391,500 was distributed to the limited partners and $43,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $37.45.

The sources for the 2002 distributions of $100,000 were oil and gas operations of approximately $82,900 and the change in oil and gas properties of approximately $(360), with the balance from available cash on hand at the beginning of the period. The source for the 2001 distributions of $435,000 was oil and gas operations of approximately $331,400, and the net change in oil and gas properties of approximately $(5,000), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,540,927 have been made to the partners. As of June 30, 2002, $6,855,700 or $655.86 per limited partner unit has been distributed to the limited partners, representing a 131% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $108,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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


Date:  August 14, 2002