Form 10-K
period 2003-12-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2004-05-18
CIK 847320

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The  total  number of pages contained in this report is 49.   The  exhibits
begin on page 46.

                            Table of Contents

Item                                                                   Page

                                  Part I

     Glossary of Oil and Gas Terms                                       3

 1.  Business                                                            5

 2.  Properties                                                         10

 3.  Legal Proceedings                                                  11

 4.  Submission of Matters to a Vote of Security Holders                11

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      12

 6.  Selected Financial Data                                            13

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      14

7A.  Quantitative and Qualitative Disclosures About Market Risk         21

 8.  Financial Statements and Supplementary Data                        22

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             38

9A.  Controls and Procedures                                            38

                                 Part III

10.  Directors and Executive Officers of the Registrant                 39

11.  Executive Compensation                                             41

12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                         41

13.  Certain Relationships and Related Transactions                     42

14.  Principal Accountant Fees and Services                             42

                                 Part IV

15.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        43

     Signatures                                                         44

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  81  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, Chairman, Director, President and Chief Executive Officer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3 to the Partnership's financial statements).

Introductory Note - Depletion Method
During 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4 to the Partnership's financial statements. This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

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

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                Oil    Gas
               -----  ------
       2003   63%     37%
       2002   65%     35%
       2001   59%     41%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 80% of the Partnership's total oil and gas production during 2003:
ConocoPhillips Company for 45%, Plains Marketing LP for 18% and Duke Energy Field Services LP for 17%. Contracts for 2003 with these major purchasers cover time periods ranging from month to month contracts up to year-to-year contract periods. Prices received from these major purchasers ranged from a low of $28.67 per Bbl to a high of $29.58 per Bbl and a low of $3.68 per mcf to a high of $3.82 per mcf. Three purchasers accounted for 79% of the Partnership's total oil and gas production during 2002: Phillips 66 Company for 49%, Duke Energy Field Services LP for 16% and Plains Marketing LP for14%. Contracts for 2002 with these major purchasers cover time periods ranging from month to month contracts up to year-to-year contract periods. Prices received from these major purchasers ranged from a low of $22.37 per Bbl to a high of $23.00 per Bbl and $2.16 per mcf. Three purchasers accounted for 71% of the Partnership's total oil and gas production during 2001: Phillips 66 Company for 45%, Duke Energy Field Services for 14% and Plains Marketing LP for 12%. Contracts for 2001 with these major purchasers cover time periods ranging from month to month contracts up to year-to-year contract periods. Prices received from these major purchasers ranged from a low of $25.32 per Bbl to a high of $26.53 per Bbl and $3.08 per mcf.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2003, there were 81 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2003, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Crane, Ector, Garza, Howard, Pecos, Stonewall, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 96 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2003, 2002 and 2001.

During 2003, two leases was sold for approximately $12,500. During 2002, one lease was sold for approximately $3,400. There were no property sales during 2001.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                      Date
                   Purchased    No. of   Proved Reserves*
Name         and  and Interest   Wells     Oil       Gas
Location                                 (bbls)     (mcf)
---------------- -------------  ------  --------  --------
----------            ----        ---     -----     -----
Phillips/Odessa    1/90 at 2%     46     202,000   983,000
Properties,          to 52%       42     197,000   930,000
                                           (1)       (1)
8 counties in       working
                    interest
Texas,         2
counties
in New Mexico

(1)Amounts represent proved developed reserves from currently producing zones.

*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004 are an average price of $31.42 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004 are an average price of $5.51 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2003.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

                                 Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Managing General Partner has the right, but not the obligation in accordance with the obligations set forth in the partnership agreement, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion under the partnership agreement.

                   Issuer Purchases of Equity Securities

                                                   Maximum
                                       Total     Number (or
                                      Number
                                     of Units    Approximat
                                                      e
                                     Purchased    Value) of
                                        as          Units
                                      Part of     that May
                                     Publicly      Yet Be
               Total                 Announced    Purchased
              Number
             of Units     Average    Plans or     Under the
                           Price                    Plans
Period(1)    Purchased   Paid Per    Programs        or
                           Unit                   Programs
October 1-
   31,
   2003          6      $  156.39        -           N/A
November 1-
   30,
   2003          -             -         -           N/A
December 1-
   31,
   2003          -             -         -           N/A
  TOTALS         6      $  156.39

(1) In April and July 2003, the Managing General Partner purchased a total of 46 limited partner units from limited partners at an average base price of $132.31 per unit. In 2002, no limited partner units were purchased by the Managing General Partner. In 2001, 40 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $161.10 per unit. The discretionary repurchases were made based upon the partnership agreement.

Number of Limited Partner Interest Holders
As of December 31, 2003, there were 566 holders of limited partner units in the Partnership.

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

During 2003, distributions were made totaling $442,773, with $398,892 distributed to the limited partners and $43,881 to the general partners. For the year ended December 31, 2003, distributions of $38.16 per limited partner unit were made, based upon 10,453 limited partner units outstanding. During 2002, distributions were made totaling $218,523, with $196,671 distributed to the limited partners and $21,852 to the general partners. For the year ended December 31, 2002, distributions of $18.81 per limited partner unit were made, based upon 10,453 limited partner units outstanding. During 2001, distributions were made totaling $646,169, with $581,552 distributed to the limited partners and $64,617 to the general partners. For the year ended December 31, 2001, distributions of $55.63 per limited partner unit were made, based upon 10,453 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the financial statements included in Item 8:

                                     Years ended December 31,
                         ------------------------------------------------
                                            ---------
                           2003      2002      2001      2000      1999
                          ------    ------    ------    ------    ------
Revenues              $  947,397   832,356   1,014,35  1,217,37  734,701
                                             6         3

Net income before
  cumulative  effect
of
 accounting changes      390,532   263,294   401,609   658,754   237,535

Net income               382,748   193,294   401,609   658,754   237,535

Partners' share
 of net income:

General partners         40,375    28,629    45,461    67,876    26,553

Limited partners         342,373   164,665   356,148   590,878   210,982

Limited    partners'
net income per
     unit     before
cumulative effect
    of    accounting     33.42
changes                            22.45     34.07     56.53     20.18

Limited partners'
 net income per unit     32.75
                                   15.75     34.07     56.53     20.18

Limited partners'
 cash distributions
  per unit               38.16
                                   18.81     55.63     54.00     22.79

Total assets          $  544,386   402,165   427,412   671,235   628,402

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners has fluctuated over the past couple of years and is expected to decline in later years based on these factors.

Based on current conditions, management anticipates performing no drilling projects and workovers during the year 2004 to enhance production. The partnership will most likely continue to experience the historical production decline, which has approximated 10% per year. Accordingly, if commodity prices remain unchanged, the Partnership expects future earnings to decline due to anticipated production declines.

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2003 and 2002

The following table provides certain information regarding performance factors for the years ended December 31, 2003 and 2002:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2003      2002    (Decreas
                                                   e)
                             ------    ------   --------
                                                -------
Average price per        $    29.85               23%
barrel of oil                         24.30
Average price per mcf    $     4.23               64%
of gas                                2.58
Oil production in           19,500    22,100     (12%)
barrels
Gas production in mcf       79,900    110,800    (28%)
Oil and gas revenue      $  920,073   822,546     12%
Production expense       $  433,045   466,318     (7%)
Partnership              $  442,773   218,523     103%
distributions
Limited partner          $  398,892   196,671     103%
distributions
Per unit distribution    $    38.16               103%
to limited partners                   18.81

Number of limited           10,453    10,453
partner units


Revenues

The Partnership's oil and gas revenues increased to $920,073 from $822,546 for the years ended December 31, 2003 and 2002, respectively, an increase of 12%. The principal factors affecting the comparison of the years ended December 31, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2003 as compared to the year ended December 31, 2002 by 23%, or $5.55 per barrel, resulting in an increase of approximately $108,200 in revenues. Oil sales represented 63% of total oil and gas sales during the year ended December 31, 2003 as compared to 65% during the year ended December 31, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 64%, or $1.65 per mcf, resulting in an increase of approximately $131,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $240,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,600 barrels or 12% during the year ended December 31, 2003 as compared to the year ended December 31, 2002, resulting in a decrease of approximately $63,200 in revenues.

    Gas production decreased approximately 30,900 mcf or 28% during the same period, resulting in a decrease of approximately $79,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $142,900. Oil and gas volumes declined due to the sale of four leases. Also contributing to the decline in oil sales were steep declines on two properties. The gas volume decline also included steep decline on two wells and mechanical problems with surface equipment on a lease.

3. Other income in the amount of $26,353 for 2003 primarily represents litigation settlement income from a class action lawsuit, where two purchasers were underpaying for certain types of oil in certain locations for the time periods of 1988-1998.

Costs and Expenses

Total costs and expenses decreased to $556,865 from $569,062 for the years ended December 31, 2003 and 2002, respectively, a decrease of 2%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by the addition of accretion expense and an increase in general and administrative costs.

1. Lease operating costs and production taxes were 7% lower, or approximately $33,300 less during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 10% or approximately $8,100 during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

3. Depletion expense decreased to $21,000 for the year ended December 31, 2003 from $23,000 for the same period in 2002. This represents a decrease of 9%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the year ended December 30, 2003, which was $.64 applied to 32,817 BOE as compared to $.57 applied to 40,567 BOE for the same period in 2002.

Cumulative effect of change in accounting principle
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $179,335, a long term liability of approximately $187,119 and a loss of approximately $7,784 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $202,113. The increase in the balance from January 1, 2003 is due to accretion expense of $14,971 plus addition of new well for $576, offset by the sale of a property for $553. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $187,119, $173,347 and $160,589, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended December 31, 2002 and 2001:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2002      2001    (Decreas
                                                   e)
                             ------    ------   --------
                                                -------
Average price per        $    24.30     23.54      3%
barrel of oil
Average price per mcf    $     2.58      3.39    (24%)
of gas
Oil production in           22,100    25,400     (13%)
barrels
Gas production in mcf       110,800   121,600     (9%)
Oil and gas revenue      $  822,546   1,009,78   (19%)
                                      4
Production expense       $  466,318   479,977     (3%)
Partnership              $  218,523   646,169    (66%)
distributions
Limited partner          $  196,671   581,552    (66%)
distributions
Per unit distribution    $    18.81     55.63    (66%)
to limited partners

Number of limited           10,453    10,453
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

3. Depletion expense decreased to $23,000 for the year ended December 31, 2002 from $53,000 for the same period in 2001. This represents a decrease of 57%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to decrease 2002 depletion expense by $2,000 and decrease 2002 net income by $68,000. See Note 4 of the notes to the Partnership's financial statements.

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2003, 2002 and 2001 was $382,748, $193,294 and $401,609, respectively. Partnership distributions for the years ended December 31, 2003, 2002 and 2001 were $442,773, $218,523 and $646,169, respectively. These changes are indicative of the changes in oil and gas prices, production and properties during 2003, 2002 and 2001.

The  sources  for  the  2003 distributions of $442,773  were  oil  and  gas operations of approximately $474,000 and the change in oil and gas properties of approximately $8,400, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions  of  $218,523  were oil and gas operations  of  approximately
$244,200 and the change in oil and gas properties $5,600, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2001 distributions of $646,169 were oil and gas operations of approximately $523,300 and the change in oil and gas properties of approximately $(5,600), with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2003 were $442,773 of which $398,892 was distributed to the limited partners and $43,881 to the general partners. The per unit distribution to limited partners during the same period was $38.16. Total distributions during the year ended December 31, 2002 were $218,523 of which $196,671 was distributed to the limited partners and $21,852 to the general partners. The per unit distribution to limited partners during the same period was $18.81. Total distributions during the year ended December 31, 2001 were $646,169 of which $581,552 was distributed to the limited partners and $64,617 to the general partners. The per unit distribution to limited partners during the same period was $55.63.

Cumulative cash distributions of $8,102,223 have been made to the general and limited partners as of December 31, 2003. As of December 31, 2003, $7,361,263 or $704.22 per limited partner unit has been distributed to the limited partners, representing a 100% return of capital and a 41% return on capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $474,000 in 2003 compared to $244,200 in 2002 and approximately $523,300 in 2001.

Cash flows provided by (used in) investing activities were approximately $8,400 in 2003 compared $5,600 in 2002 and approximately $(5,600) in 2001.
The principal source of the 2003 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $442,600 in 2003, $218,500 in 2002 and approximately $645,400 in 2001. The only use in financing activities was the distributions to partners.

As of December 31, 2003, the Partnership had approximately $153,700 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Liquidity - Managing General Partner

As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit
Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

Recent Accounting Pronouncements
The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors' Report                                            23

Balance Sheets                                                          24

Statements of Operations                                                25

Statement of Changes in Partners' Equity                                26

Statements of Cash Flows                                                27

Notes to Financial Statements                                           29

                       INDEPENDENT AUDITORS' REPORT

The Partners
Southwest Oil & Gas Income Fund IX-A, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund IX-A, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Partnership changed its method of computing depletion in 2002. Also, as discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.







                                                  KPMG LLP



Midland, Texas
March 19, 2004, except as to Note 9, which is as of May 3, 2004

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2003 and 2002


                                   2003      2002
                                  ------    ------

Assets
----------

Current assets:
 Cash and cash equivalents    $  109,200   69,506
  Receivable  from  Managing     44,518    91,980
General Partner
                                 --------  --------
                                 -----     -----
   Total current assets          153,718   161,486
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,185,16  3,124,67
                                 0         9
       Less      accumulated
depreciation,
         depletion       and     2,794,49  2,884,00
amortization                     2         0
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     390,668   240,679
properties
                                 --------  --------
                                 -----     -----
                              $  544,386   402,165
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  851       718
distributions payable
                                 --------  --------
                                 -----     -----

Asset retirement obligation      202,113   -
                                 --------  --------
                                 -----     -----
Partners' equity:
 General partners                (61,810)  (58,304)
 Limited partners                403,232   459,751
                                 --------  --------
                                 -----     -----
   Total partners' equity        341,422   401,447
                                 --------  --------
                                 -----     -----
                              $  544,386   402,165
                                 =======   =======










                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2003, 2002 and 2001

                                     2003      2002      2001
                                    ------    ------    ------
Revenues
-------------
 Oil and gas                    $  920,073   822,546   1,009,78
                                                       4
 Interest                          971       647       4,572
 Other                             26,353    9,163     -
                                   --------  --------  --------
                                   ----      ----      ----
                                   947,397   832,356   1,014,35
                                                       6
                                   --------  --------  --------
                                   ----      ----      ----
Expenses
------------
 Production                        433,045   466,318   479,983
 General and administrative        87,849    79,744    79,764
 Accretion of asset retirement     14,971    -         -
obligation
  Depreciation, depletion  and     21,000    23,000    53,000
amortization
                                   --------  --------  --------
                                   ----      ----      ----
                                   556,865   569,062   612,747
                                   --------  --------  --------
                                   ----      ----      ----
Net  income  before cumulative
effects
 of accounting changes             390,532   263,294   401,609

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     (7,784)   -         -
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method     -         (70,000)  -
- See Note 4
                                   --------  --------  --------
                                   ----      ----      ----
Net income                      $  382,748   193,294   401,609
                                   =======   =======   =======
Net income allocated to:
 Managing General Partner       $  36,337    25,766    40,915
                                   =======   =======   =======
 General Partner                $  4,038     2,863     4,546
                                   =======   =======   =======
 Limited partners               $  342,373   164,665   356,148
                                   =======   =======   =======
   Per  limited  partner  unit  $    33.42
before cumulative effect                     22.45     34.07
    Cumulative   effects   per       (.67)             -
limited partner unit                         (6.70)
                                   --------  --------  --------
                                   ----      ----      ----
  Per limited partner unit      $    32.75
                                             15.75     34.07
                                   =======   =======   =======
Pro   forma  amounts  assuming
changes are applied
 retroactively (See Note 3 and
4 for details):
  Net income before cumulative  $  -         249,522   406,851
effects
                                   =======   =======   =======
   Per  limited  partner  unit  $        -
(10,453.0 units)                             21.26     34.70
                                   =======   =======   =======




                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2003, 2002 and 2001

                                 General   Limited
                                 Partners  Partners   Total
                                 --------  --------   -----
Balance at December 31, 2000  $  (45,925)  717,161   671,236

 Net income                      45,461    356,148   401,609

 Distributions                   (64,617)  (581,552  (646,169
                                           )         )
                                 --------  --------  --------
                                 --        --        --
Balance at December 31, 2001     (65,081)  491,757   426,676

 Net income                      28,629    164,665   193,294

 Distributions                   (21,852)  (196,671  (218,523
                                           )         )
                                 --------  --------  --------
                                 --        --        --
Balance at December 31, 2002     (58,304)  459,751   401,447

 Net income                      40,375    342,373   382,748

 Distributions                   (43,881)  (398,892  (442,773
                                           )         )
                                 --------  --------  --------
                                 --        --        --
Balance at December 31, 2003  $  (61,810)  403,232   341,422
                                 ======    ======    ======

























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2003, 2002 and 2001

                                     2003      2002      2001
                                    ------    ------    ------
Cash   flows  from   operating
activities:

  Cash  received from oil  and  $  915,049   800,557   1,112,80
gas sales                                              7
 Cash paid to Managing General
Partner
    for   production  expense,
administrative
    fees   and   general   and     (468,408  (566,121  (594,099
administrative overhead            )         )         )
 Interest received                 971       647       4,572
 Miscellaneous settlement          26,353    9,163     -
                                   --------  --------  --------
                                   -----     -----     -----
    Net   cash   provided   by     473,965   244,246   523,280
operating activities
                                   --------  --------  --------
                                   -----     -----     -----
Cash   flows  from   investing
activities:

  Additions  to  oil  and  gas     (4,132)   (535)     (6,404)
properties
   Sale   of   oil   and   gas     12,501    6,183     780
properties
                                   --------  --------  --------
                                   -----     -----     -----
   Net  cash provided by (used     8,369     5,648     (5,624)
in) investing activities
                                   --------  --------  --------
                                   -----     -----     -----
Cash  flows used in  financing
activities:

 Distributions to partners         (442,640  (218,541  (645,432
                                   )         )         )
                                   --------  --------  --------
                                   -----     -----     -----

Net  increase  (decrease)   in     39,694    31,353    (127,776
cash and cash equivalents                              )

Beginning of year                  69,506    38,153    165,929
                                   --------  --------  --------
                                   -----     -----     -----
End of year                     $  109,200   69,506    38,153
                                   =======   =======   =======
                                                       (continu
                                                       ed)

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
         Years ended December 31, 2003, 2002 and 2001 (continued)

                                     2003      2002      2001
                                    ------    ------    ------
Reconciliation of  net  income
to net cash
    provided    by   operating
activities:

Net income                      $  382,748   193,294   401,609

Adjustments  to reconcile  net
income to net
  cash  provided by  operating
activities:

 Accretion of asset retirement     14,971    -         -
obligation
  Depreciation, depletion  and     21,000    23,000    53,000
amortization
  Cumulative effects of change     7,784     70,000    -
in accounting principle
    (Increase)   decrease   in     (5,024)   (21,989)  103,023
receivables
    Increase   (decrease)   in     52,486    (20,059)  (34,352)
payables
                                   --------  --------  --------
                                   -----     -----     -----
Net cash provided by operating  $  473,965   244,246   523,280
activities
                                   =======   =======   =======
Noncash investing and
financing activities:
 Increase in oil and gas
properties - Adoption
  of SFAS No. 143               $  179,335   -         -
                                   =======   =======   =======
 Increase in oil and gas
properties - SFAS No. 143
  Additional well due to farm-  $  576       -         -
out arrangement
                                   =======   =======   =======
 Decrease in oil and gas
properties - SFAS No. 143
  Sale of property              $  (553)     -         -
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units-of-revenue method for the year ended December 31, 2001, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2003, 2002 and 2001 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2003 and 2002 the Partnership was overproduced by 403 mcf of gas.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 2003 and 2002 is $181,816 and $4,807 less than, respectively, than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2003, 2002 and 2001 and there were 10,453 limited partner units outstanding held by 566, 562 and 562 partners.

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

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Recent Accounting Pronouncements
     The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No.
     142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

     Depletion Policy
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. (See Note 4)

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $179,335, a long term liability of approximately $187,119 and a loss of approximately $7,784 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $202,113. The increase in the balance from January 1, 2003 is due to accretion expense of $14,971 plus addition of new well for $576, offset by the sale of a property for $553. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $187,119, $173,347 and $160,589, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. The pro forma amounts for the years ended December 31, 2002 and 2001, which are presented below, reflect the effect of retroactive application of SFAS No. 143.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3. Cumulative effect of change in accounting principle - SFAS No. 143 - continued

                                     2002      2001
                                    ------    ------
Pro   forma  amounts  assuming
change is applied
 retroactively:
  Net income before cumulative
effect
    for  change  in  depletion  $  249,522   388,851
method
                                   =======   =======
   Per  limited  partner  unit  $    21.26
(10,453.0 units)                             32.97
                                   =======   =======
 Net income                     $  179,522   388,851
                                   =======   =======
   Per  limited  partner  unit  $    14.57
(10,453.0 units)                             32.97
                                   =======   =======

4. Cumulative effect of a change in accounting principle - change in depletion method
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $70,000 effective as of January 1, 2002. The Partnership's depletion for the years ended 2003 and
     2002 have been calculated using the units-of-production method and 2001 has not been restated. The pro forma amounts for 2001, which are presented below, reflect the effect of retroactive application of the units-of-production method. See Note 11 for the effects of the change in depletion method on the individual quarters of 2002.

                                     2001

                                    ------
Pro   forma  amounts  assuming
change is applied
 retroactively:
 Net income                     $  419,609
                                   =======
   Per  limited  partner  unit  $    35.79
(10,453.0 units)
                                   =======

5.   Liquidity - Managing General Partner
     As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

     Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

6.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Commitments and Contingent Liabilities - continued
     As of December 31, 2003, the Partnership has not been fined, cited or notified of any environmental violations and management was not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

7.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $66,300, $79,200 and $80,400 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $73,200 during 2003, 2002 and 2001 as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $44,500 and $92,000 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2003 and 2002, respectively.

8.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 80% of the Partnership's total oil and gas production during 2003: ConocoPhillips Company for 45%, Plains Marketing LP for 18% and Duke Energy Field Services LP for 17%. Three purchasers accounted for 79% of the Partnership's total oil and gas production during 2002: Phillips 66 Company for 49%, Duke Energy Field Services LP for 16% and Plains Marketing LP for14%. Three purchasers accounted for 71% of the Partnership's total oil and gas production during 2001: Phillips 66 Company for 45%, Duke Energy Field Services for 14% and Plains Marketing LP for 12%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

9.   Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

     On May 3, 2004, the Managing General Partner entered into a cash merger agreement to sell all of its stock to Clayton Williams Energy, Inc. The cash merger price is being negotiated, but is expected to be approximately $45 per share. The transaction, which is subject to approval by the Managing General Partner's shareholders, is expected to close no later than May 21, 2004.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

10.  Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                               -----      ----
Total Proved -

January 1, 2001               323,000   1,604,00
                                        0

Revisions    of     previous  (89,000)  (643,000
estimates                               )
Production                    (25,000)  (122,000
                                        )
                              --------  --------
                              ---       ----
December 31, 2001             209,000   839,000

Revisions    of     previous  28,000    190,000
estimates
Production                    (22,000)  (111,000
                                        )
                              --------  --------
                              ---       ----
December 31, 2002             215,000   918,000

Sales of reserves in place    (2,000)   (3,000)
Revisions    of     previous  58,000    211,000
estimates
Production                    (20,000)  (80,000)
                              --------  --------
                              ---       ----
December 31, 2003             251,000   1,046,00
                                        0
                              ======    =======
Proved developed reserves -

December 31, 2001             194,000   728,000
                              =======   =======
December 31, 2002             202,000   797,000
                              =======   =======
December 31, 2003             238,000   994,000
                              =======   =======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $31.42, $29.28 and $18.34 per barrel.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

10.  Estimated Oil and Gas Reserves (unaudited) - continued
     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $5.51, $4.30 and $2.26 per Mcf.

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

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

10.  Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2003, 2002 and 2001 is presented below:

                                   2003      2002      2001
                                  ------    ------    ------

Future cash inflows           $  13,646,0  10,248,0  5,740,00
                                 00        00        0
Production, development and
 abandonment costs               5,915,00  4,482,00  2,872,00
                                 0         0         0
                                 --------  --------  --------
                                 ------    -----     ------
Future net cash flows            7,731,00  5,766,00  2,868,00
                                 0         0         0
10%   annual  discount   for
estimated
 timing of cash flows            3,945,00  2,406,00  1,159,00
                                 0         0         0
                                 --------  --------  --------
                                 ------    -----     -----
Standardized   measure    of
discounted
 future net cash flows        $  3,786,00  3,360,00  1,709,00
                                 0         0         0
                                 ========  =======   =======

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                   2003      2002      2001
                                  ------    ------    ------

Sales   of   oil   and   gas
produced,
     net of production costs  $  (487,000  (356,000  (530,000
                                 )         )         )
Changes   in   prices    and     404,000   1,375,00  (5,896,0
production costs                           0         00)
Changes of production rates
     (timing) and others         (628,000  (84,000)  392,000
                                 )
Sales of minerals in place       (28,000)  -         -
Revisions of previous
     quantities estimates        829,000   545,000   (961,000
                                                     )
Accretion of discount            336,000   171,000   791,000
Discounted future net
     cash flows -
Beginning of year                3,360,00  1,709,00  7,913,00
                                 0         0         0
                                 --------  --------  --------
                                 ----      ----      ----
End of year                   $  3,786,00  3,360,00  1,709,00
                                 0         0         0
                                 =======   =======   =======

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

11.  Selected Quarterly Financial Results - (unaudited)

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2003:
 Total revenues             $ 280,508   218,525   223,733   224,631
 Total expenses               124,302   153,519   131,352   147,692
                              --------  --------  --------  --------
                              ----      ----      ----      ----
    Net    income   before
cumulative effect of
   a  change in accounting    156,206   65,006    92,381    76,939
principle
 Cumulative effect of SFAS    (7,784)   -         -         -
No. 143
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $ 148,422   65,006    92,381    76,939
                              =======   =======   =======   =======
  Per limited partner unit
amounts:
  Income before cumulative
effect of a
    change  in  accounting  $  13.39
principle                               5.54      7.91      6.58
 Cumulative effect of SFAS     (.67)    -         -         -
No. 143
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $  12.72
                                        5.54      7.91      6.58
                              =======   =======   =======   =======

     As discussed in Note 4, in 2002 the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The 2002 quarterly financial results presented below reflect the change in depletion method effective as of January 1, 2002.
                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2002:
 Total revenues             $ 161,960   220,435   238,608   211,353
 Total expenses               125,690   147,517   162,396   133,459
                              --------  --------  --------  --------
                              ----      ----      ----      ----
  Income before cumulative
effect of
   a  change in accounting    36,270    72,918    76,212    77,894
principle
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion    (70,000)  -         -         -
method
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income (loss)          $ (33,730)  72,918    76,212    77,894
                              =======   =======   =======   =======
  Per limited partner unit
amounts:
  Income before cumulative
effect of a
    change  in  accounting  $   3.06
principle                               6.30      6.50      6.59
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion    (6.70)    -         -         -
method
                              --------  --------  --------  --------
                              ----      ----      ----      ----
Net income (loss)           $ (3.64)
                                        6.30      6.50      6.59
                              =======   =======   =======   =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
As of the year ended December 31, 2003, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its President and Chief Executive Officer and Chief
Financial       Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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

         Name               Age               Position
-----------------------     ---     -----------------------------
----------------------      --      -----------------------------
H. H. Wommack, III          48      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         41      Director
William P. Nicoletti(2)     58      Director
Joseph J. Radecki,  Jr.     45      Director
(2)
Richard D. Rinehart(1)      68      Director
John M. White(2)            48      Director
Herbert  C. Williamson,     55      Director
III(1)
Bill E. Coggin              49      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            45      Vice President, Marketing

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

James N. Chapman has served as a director since April 19, 2002. Mr. Chapman is associated with Regiment Capital Advisors, LLC, which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, most recently in the BT Securities capital markets area. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, Davel Communications, Inc., Coinmach Corporation, as well as a number of private companies.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm he founded in 1991. He was previously a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc. and Paine Webber, Incorporated. From March 1998 until June 1990 he was a managing director and co-head of Energy Investment Banking at McDonald Investments Inc. Mr. Nicoletti is a director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. He is a director of MarkWest Energy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids, and Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets in 1998, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. beginning in 1990. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radecki currently serves as a Director of RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He previously served as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America
Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

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

John White has served as a director since April 19, 2002. Mr. White became an equity analyst for Harris Nesbitt Gerard following the acquisition by BMO Financial Group in 2003. He had joined BMO Nesbitt Burns in 1998, responsible for high yield research on oil, gas and energy companies.
Previously, Mr. White worked at John S. Herold, Inc., an independent oil and gas research and consulting firm, where he was responsible for fixed income research on the oil and gas industry. His prior experience also included four years managing a portfolio of oil and gas loans for The Bank of Nova Scotia. Before entering financial services, Mr. White was with BP, where he worked in exploration and production for seven years. At BP, his experience was primarily in the basins of the Mid-Continent and Rocky Mountain regions. Mr. White is a graduate of The University of Oklahoma.

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

Key Employees

Jon P. Tate, age 46, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 48, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

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

Code of Ethics

Neither the Partnership nor the Managing General Partner has adopted a code of ethics for employees, or any principal executive officers, principal financial officers, principal accounting officers or the Board of Directors of the Managing General Partner. The Board of the Managing General Partner believes that the Partnership's existing internal control procedures and current business practices are adequate to promote ethical conduct and to deter wrongdoing on the part of these executives. The Managing General Partner of the Partnership intends to implement during 2004 a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.

Audit Committee

The current members of the Audit Committee of the Managing General Partner are William P. Nicoletti, John M. White and Joseph J. Radecki, Jr. The Board of Directors of the Managing General Partner has determined that Mr. Nicoletti, the Chairman of the Audit Committee, meets the definition of an "audit committee financial expert" under Item 401(h)(2) of Regulation S-K and has also determined that all of the members of the Audit Committee, including Mr. Nicoletti, meet the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $73,200 during 2003, 2002 and 2001 as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 504.5 limited partner units, a 4.3% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 13.3%.

No officer or director of the Managing General Partner directly owns units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest in the Partnership as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all limited partner units beneficially owned. We are presenting ownership information as of December 31, 2003. A list of beneficial owners of limited partner units, known to the Managing General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------           ------       -----
Limited Partnership    Southwest  Royalties,     Directly        4.3%
Interest               Inc.                      Owns
                       Managing      General     504.5
                       Partner                   Units
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly      4.3%
Interest                                         Owns
                       Chairman    of    the     504.5
                       Board,                    Units
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701


There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2003, the Managing General Partner received $73,200 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $66,300 for administrative overhead attributable to operating such properties during 2003.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG, LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December    2003
             31,                         2002

Audit Fees                     $8,434    $
                                         4,763
Audit Related Fees                  -
                                         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -

    TOTAL                      $8,434    $
                                         4,763

The Audit Committee of the Managing General Partner reviewed and approved, in advance, all audit and non-audit services provided by KPMG, LLP.

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

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2003.

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


                          Date:  May 12, 2004

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

Date:     May 12, 2004                       Date:     May 12, 2004


/s/ William P. Nicoletti                     /s/ James N. Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  James     N.    Chapman,
Director                                     Director

Date:     May 10, 2004                       Date:     May 12, 2004


/s/ Richard D. Rinehart                      /s/  Joseph J.  Radecki,
                                             Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     May 12, 2004                       Date:     May 12, 2004


/s/  Herbert C. Williamson,
III
---------------------------                  ------------------------
--------------------                         -----------------------
Herbert C. Williamson, III,                  John M. White, Director
Director

Date:     May 11, 2004                       Date:

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this annual report on Form 10-K of Southwest Oil & Gas Income Fund IX-A, L.P.

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


Date:  May 12, 2004                /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this annual report on Form 10-K of Southwest Oil & Gas Income Fund IX-A, L.P.,

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


Date:  May 12, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

           CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 12, 2004




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 12, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund IX-A, L.P.