Form 10-Q
period 2004-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2004-11-15
CIK 847320

1 of 1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                 (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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


         The total number of pages contained in this report is 23.


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



                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund IX-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  52,243    109,200
  Receivable  from  Managing     122,249   44,518
General Partner
                                 --------  --------
                                 ----      -----
   Total current assets          174,492   153,718
                                 --------  --------
                                 ----      -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,188,95  3,185,16
                                 1         0
       Less      accumulated
depreciation,
         depletion       and     2,806,25  2,794,49
amortization                     2         2
                                 --------  --------
                                 ----      -----
      Net   oil   and    gas     382,699   390,668
properties
                                 --------  --------
                                 ----      -----
                              $  557,191   544,386
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  515       851
distributions payable
                                 --------  --------
                                 ----      -----

Asset retirement obligation      214,240   202,113
                                 --------  --------
                                 ----      -----
Partners' equity:
 General partner                 (60,533)  (61,810)
 Limited partners                402,969   403,232
                                 --------  --------
                                 ----      -----
   Total partners' equity        342,436   341,422
                                 --------  --------
                                 ----      -----
                              $  557,191   544,386
                                 =======   =======

               Southwest Oil and Gas Income Fund IX-A, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Month Ended
                                     September 30,      September 30,
                                    2004      2003      2004      2003
                                    -----     -----    -----     -----
Revenues
-------------
Oil and Gas                     $ 267,796   223,481   738,518   722,025
Interest                          115       252       425       733
Other                             -         -         250       7
                                  --------  --------  -------   -------
                                  --        --        ---       ---
                                  267,911   223,733   739,193   722,765
                                  --------  --------  -------   -------
                                  --        --        ---       ---
Expenses
------------
Production                        124,306   101,018   333,805   310,637
General and administrative        22,977    21,591    70,487    70,308
Depreciation, depletion and       3,760     5,000     11,760    17,000
amortization
Accretion of asset retirement     4,042     3,743     12,127    11,228
obligation
                                  --------  --------  -------   -------
                                  --        --        ---       ---
                                  155,085   131,352   428,179   409,173
                                  --------  --------  -------   -------
                                  --        --        ---       ---
Net income before cumulative      112,826   92,381    311,014   313,592
effects

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -       -         -         -         (7,784)
See Note 3
                                  --------  --------  -------   -------
                                  --        --        ---       ---
Net income                      $ 112,826   92,381    311,014   305,808
                                  ======    ======    ======    ======
Net income allocated to:
 Managing General Partner       $ 10,493    8,764     29,049    29,053
                                  ======    ======    ======    ======
 General Partner                $ 1,166     974       3,228     3,228
                                  ======    ======    ======    ======
 Limited Partners               $ 101,167   82,643    278,737   273,527
                                  ======    ======    ======    ======
  Per limited partner unit      $   9.68
before cumulative effect                    7.91      26.67     26.84
  Cumulative effects per          -         -         -          (.67)
limited partner unit
                                  --------  --------  -------   -------
                                  --        --        ---       ---
  Per limited partner unit      $   9.68
                                            7.91      26.67     26.17
                                  ======    ======    ======    ======

               Southwest Oil and Gas Income Fund IX-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                     2004       2003
                                                     -----      -----
            Cash flows from operating
            activities
             Cash received from oil and gas     $  688,824    704,205
            sales
             Cash paid to suppliers                (432,329)  (358,882)
             Interest received                     425        733
             Other                                 250        7
                                                   ---------  ---------
                                                   -          -
              Net cash provided by operating       257,170    346,063
            activities
                                                   ---------  ---------
                                                   -          -
            Cash flows from investing
            activities
             Sale of oil and gas property          -          12,476
             Additions to oil and gas              (3,791)    (1,886)
            properties
                                                   ---------  ---------
                                                   -          -
              Net cash (used in) provided by       (3,791)    10,590
            investing activities
                                                   ---------  ---------
                                                   -          -
            Cash flows used in financing
            activities
             Distributions to partners             (310,336)  (308,889)
                                                   ---------  ---------
                                                   -          -
            Net (decrease) increase in cash        (56,957)   47,764
            and cash equivalents

             Beginning of period                   109,200    69,506
                                                   ---------  ---------
                                                   -          -
             End of period                      $  52,243     117,270
                                                   ======     ======
            Reconciliation of net income to
            net cash
            provided by operating activities

            Net income                          $  311,014    305,808
            Adjustments to reconcile net
            income to net
             cash provided by operating
            activities
             Depreciation, depletion and           11,760     17,000
            amortization
             Accretion of asset retirement         12,127     11,228
            obligation
             Cumulative effect of change in
            accounting
              principle - SFAS No. 143             -          7,784
             Increase in receivables               (49,694)   (17,820)
             (Decrease) increase in payables       (28,037)   22,063
                                                   ---------  ---------
                                                   -          -
            Net cash provided by operating      $  257,170    346,063
            activities
                                                   ======     ======
            Noncash investing and financing
            activities:
             Increase in oil and gas
            properties - Adoption
              of SFAS No. 143                   $  -          179,335
                                                   ======     ======
             Increase in oil and gas
            properties - SFAS No. 143
              Additional well due to farmout    $  -          576
            arrangement
                                                   ======     ======
             Decrease in oil and gas
            properties - SFAS No. 143
              Sale of property                  $  -          (553)
                                                   ======     ======
                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil & Gas Income Fund IX-A, L.P. was organized under the laws of the state of Delaware on March 9, 1989, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner and Blue Heel Company, a wholly owned subsidiary of Southwest Royalties, Inc., acquired the general partner interest from H.H. Wommack, III. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $179,335, a long term liability of approximately $187,119 and a loss of approximately $7,784 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $214,240. The increase in the balance from January 1, 2004 is due to accretion expense of $12,127.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                               Three Months
                                   Ended        Percenta
                                                   ge
                               September 30,    Increase
                              2004      2003    (Decreas
                                                   e)
                              -----     -----   --------
                                                   --
Average    price    per  $    41.66             42%
barrel of oil                         29.38
Average  price per  mcf  $     4.84             28%
of gas                                3.77
Oil    production    in     4,415     4,760     (7%)
barrels
Gas production in mcf       17,340    22,200    (22%)
Oil and gas revenue      $  267,796   223,481   (20%)
Production expense       $  124,306   101,018   23%
Partnership              $  100,000   128,958   (22%)
distributions
Limited         partner  $  90,000    116,458   (23%)
distributions
Per  unit  distribution
to limited
 partners                $     8.61             (23%)
                                      11.14
Number    of    limited     10,453    10,453
partner units

Revenues

The Partnership's oil and gas revenues increased to $267,796 from $223,481 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 20%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 42%, or $12.28 per barrel, resulting in an increase of approximately $54,200 in revenues. Oil sales represented 69% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 63% during the quarter ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 28%, or $1.07 per mcf, resulting in an increase of approximately $18,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $72,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 345 barrels or 7% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $10,100 in revenues.

    Gas production decreased approximately 4,860 mcf or 22% during the same period, resulting in a decrease of approximately $18,300 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is
    approximately  $28,400.   The  decrease  in  gas  volumes  is  due   to
    production declines on two properties.

Costs and Expenses

Total costs and expenses increased to $155,085 from $131,352 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 18%. The increase is the result of higher lease operating costs, general and administrative expense and accretion expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 23% higher, or approximately $23,300 more during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The increase in lease operating costs is due to well repair work performed on two wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,400 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

3. Depletion expense decreased to $3,760 for the quarter ended September 30, 2004 from $5,000 for the same period in 2003. This represents a decrease of 25%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $.51 applied to 7,305 BOE as compared to $.59 applied to 8,460 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

4. Accretion expense increased to $4,042 for the quarter ended September 30, 2004 from $3,743 for the same period in 2003. This represents an increase of 8%.



Results of Operations

B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                                Nine Months
                                   Ended        Percenta
                                                   ge
                               September 30,    Increase
                              2004      2003    (Decreas
                                                   e)
                             -----      -----   --------
                                                   --
Average    price    per  $    36.55             21%
barrel of oil                         30.30
Average  price per  mcf  $     4.91             13%
of gas                                4.35
Oil    production    in     13,425    14,900    (10%)
barrels
Gas production in mcf       50,530    62,200    (19%)
Oil and gas revenue      $  738,518   722,025   2%
Production expense       $  333,805   310,637   7%
Partnership              $  310,000   308,958   -
distributions
Limited         partner  $  279,000   278,458   -
distributions
Per  unit  distribution
to limited
 partners                $    26.69             -
                                      26.64
Number    of    limited     10,453    10,453
partner units


Revenues

The Partnership's oil and gas revenues increased to $738,518 from $722,025 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 2%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 21%, or $6.25 per barrel, resulting in an increase of approximately $83,900 in revenues. Oil sales represented 66% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 63% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 13%, or $.56 per mcf, resulting in an increase of approximately $28,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $112,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 1,475 barrels or 10% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $44,700 in revenues.

    Gas production decreased approximately 11,670 mcf or 19% during the same period, resulting in a decrease of approximately $50,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $95,500. The decline in oil is from downtime on a well due to down-hole problems. The decrease in gas volumes is the result of a lower net revenue interest on three producing properties partially offset by larger volumes from recompleted wells on those properties.

Costs and Expenses

Total costs and expenses increased to $428,173 from $409,173 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 5%. The increase is the result of higher lease operating costs, accretion expense and general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease   operating  costs  and  production  taxes  were  7%  higher,   or
   approximately $23,200 more during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $200 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

3. Depletion expense decreased to $11,760 for the nine months ended September 30, 2004 from $17,000 for the same period in 2003. This represents a decrease of 31%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $.54 applied to 21,847 BOE as compared to $.67 applied to 25,267 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

4.  Accretion  expense  increased to $12,127  for  the  nine  months  ended
    September  30,  2004 from $11,228 for the same period  in  2003.   This
    represents an increase of 8%.


Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $257,200 in the nine months ended September 30, 2004 as compared to approximately $346,100 in the nine months ended September 30, 2003.

Cash flows (used in) provided by investing activities were approximately $(3,800) in the nine months ended September 30, 2004 as compared to approximately $10,600 in the nine months ended September 30, 2003. The principle use of the 2004 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $310,300 in the nine months ended September 30, 2004 as compared to approximately $308,900 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $310,000 of which $279,000 was distributed to the limited partners and $31,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $26.69. Total distributions during the nine months ended September 30, 2003 were $308,958 of which $278,458 was distributed to the limited partners and $30,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $26.64.

The  source  for  the  2004  distributions of $310,000  were  oil  and  gas operations of approximately $257,200 and the change in oil and gas properties of approximately $(3,800), with the balance from available cash on hand at the beginning of the period. The source for the 2003 distributions of $308,958 was oil and gas operations of approximately $346,100 and the change in oil and gas properties of approximately $10,600, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $8,412,223 have been made to the partners. As of September 30, 2004, $7,640,263 or $730.92 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 46% return on capital contributed.

As of September 30, 2004, the Partnership had approximately $174,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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


Date:  November 15, 2004

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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.




           CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund IX-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund IX-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C.
  1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund IX-A, L.P.