Form 10-Q
period 2005-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2005-08-15
CIK 847320

18
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  50,243    62,336
  Receivable  from  Managing     96,457    77,125
General Partner
                                 --------  --------
                                 ----      -----
   Total current assets          146,700   139,461
                                 --------  --------
                                 ----      -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,199,92  3,197,99
                                 1         5
       Less      accumulated
depreciation,
         depletion       and     2,817,74  2,809,83
amortization                     8         2
                                 --------  --------
                                 ----      -----
      Net   oil   and    gas     382,173   388,163
properties
                                 --------  --------
                                 ----      -----
                              $  528,873   527,624
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  1,860     1,509
distributions payable
                                 --------  --------
                                 ----      -----

Asset retirement obligation      222,815   215,827
                                 --------  --------
                                 ----      -----
Partners' equity (deficit):
 General partners                (63,230)  (63,413)
 Limited partners                367,428   373,701
                                 --------  --------
                                 ----      -----
   Total partners' equity        304,198   310,288
                                 --------  --------
                                 ----      -----
                              $  528,873   527,624
                                 =======   =======
















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      2005      2004      2005      2004
                                     -----     -----     -----     -----
Revenues
-------------
Oil and gas                      $  299,553   234,068   573,142   470,722
Interest                            313       136       558       310
Other                               -         -         -         250
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    299,866   234,204   573,700   471,282
                                    --------  --------  --------  --------
                                    --        --        --        --
Expenses
------------
Production                          98,493    88,740    179,255   209,500
Depreciation,   depletion   and     3,824     4,000     7,917     8,000
amortization
Accretion expense                   3,494     4,042     6,988     8,084
General and administrative          22,920    25,221    45,630    47,510
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    128,731   122,003   239,790   273,094
                                    --------  --------  --------  --------
                                    --        --        --        --
Net income                       $  171,135   112,201   333,910   198,188
                                    ======    ======    ======    ======
Net income allocated to:

 Managing General Partner        $  15,746    10,458    30,765    18,557
                                    ======    ======    ======    ======
 General Partner                 $  1,750     1,162     3,418     2,062
                                    ======    ======    ======    ======
 Limited partners                $  153,639   100,581   299,727   177,569
                                    ======    ======    ======    ======
  Per limited partner unit       $    14.70
                                              9.62      28.67     16.99
                                    ======    ======    ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  553,809   407,666
sales
 Cash paid to suppliers               (224,885  (257,010
                                      )         )
 Interest received                    558       310
 Other                                -         250
                                      --------  --------
                                      --        --
   Net cash provided by operating     329,482   151,216
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (1,926)   (887)
properties
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (340,000  (210,000
                                      )         )
 Increase in distribution payable     351       349
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (339,649  (209,651
activities                            )         )
                                      --------  --------
                                      --        --

Net  decrease  in cash  and  cash     (12,093)  (59,322)
equivalents

Beginning of period                   62,336    109,200
                                      --------  --------
                                      --        --
End of period                      $  50,243    49,878
                                      ======    ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  333,910   198,188

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     7,917     8,000
amortization
 Accretion expense                    6,988     8,084
 Increase in receivables              (19,333)  (63,056)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  329,482   151,216
activities
                                      ======    ======







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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                               Three Months
                                   Ended        Percenta
                                                   ge
                                 June 30,       Increase
                              2005      2004    (Decreas
                                                   e)
                              -----     -----   --------
                                                   --
Oil    production    in     3,967     4,200     (6%)
barrels
Gas production in mcf       15,280    16,180    (6%)
Total BOE                     6,514             (6%)
                                      6,897
Average    price    per  $    49.23             34%
barrel of oil                         36.82
Average  price per  mcf  $     6.82             39%
of gas                                4.91
Oil and gas revenue      $  299,553   234,068   28%
Production expense       $  98,493    88,740    11%
Partnership              $  175,000   100,000   75%
distributions
Limited         partner  $  157,500   90,000    75%
distributions
Per  unit  distribution  $    15.07             75%
to limited partners                   8.61
Number    of    limited     10,453    10,453
partner units

Revenues

The Partnership's oil and gas revenues increased to $299,553 from $234,068 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 28%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 34%, or $12.41 per barrel, resulting in an increase of approximately $49,200 in revenues. Oil sales represented 65% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 66% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 39%, or $1.91 per mcf, resulting in an increase of approximately $29,200 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $78,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 233 barrels or 6% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in a decrease of approximately $8,600 in revenues.

Gas production decreased approximately 900 mcf or 6% during the same period, resulting in a decrease of approximately $4,400 in revenues.

The total decrease in revenues due to the change in production is approximately $13,000.

Costs and Expenses

Total costs and expenses increased to $128,731 from $122,003 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 6%. The increase is a result of an increase in lease operating costs, partially offset by a decrease in general and administrative expense, accretion expense and depletion expense.

Lease operating costs and production taxes were 11% higher, or approximately $9,800 more during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase in lease operating costs is from well repair work performed on a well.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $2,300 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $3,824 for the quarter ended June 30, 2005 from $4,000 for the same period in 2004. This represents a decrease of 4%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $.59 applied to 6,514 BOE as compared to $.58 applied to 6,897 BOE for the same period in 2004.

Accretion expense decreased to $3,494 for the quarter ended June 30, 2005 from $4,042 for the same period in 2004. This represents a decrease of 14%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                Six Months
                                   Ended        Percenta
                                                   ge
                                 June 30,       Increase
                              2005      2004    (Decreas
                                                   e)
                             -----      -----   --------
                                                   --
Oil    production    in     8,301     9,010     (8%)
barrels
Gas production in mcf       31,485    33,190    (5%)
Total BOE                    13,549             (7%)
                                      14,542
Average    price    per  $    47.30             39%
barrel of oil                         34.04
Average  price per  mcf  $     5.73             16%
of gas                                4.94
Oil and gas revenue      $  573,142   470,722   22%
Production expense       $  179,255   209,500   (14%)
Partnership              $  340,000   210,000   62%
distributions
Limited         partner  $  306,000   189,000   62%
distributions
Per  unit  distribution  $    29.27             62%
to limited partners                   18.08
Number    of    limited     10,453    10,453
partner units

Revenues

The Partnership's oil and gas revenues increased to $573,142 from $470,722 for the six months ended June 30, 2005 and 2004, respectively, an increase of 22%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 39%, or $13.26 per barrel, resulting in an increase of approximately $110,100 in revenues. Oil sales represented 69% of total oil and gas sales during the six months ended June 30, 2005 as compared to 65% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 16%, or $.79 per mcf, resulting in an increase of approximately $24,900 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $135,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 709 barrels or 8% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in a decrease of approximately $24,100 in revenues.

Gas production decreased approximately 1,705 mcf or 5% during the same period, resulting in a decrease of approximately $8,400 in revenues.

The total decrease in revenues due to the change in production is approximately $32,500.

Costs and Expenses

Total costs and expenses decreased to $239,790 from $273,094 for the six months ended June 30, 2005 and 2004, respectively, a decrease of 12%. The decrease is a result of lower general and administrative expense, depletion expense, accretion expense and lease operating costs.

Lease operating costs and production taxes were 14% lower, or approximately $30,200 less during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The higher lease operating costs in 2004 are from a well workover.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,900 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $7,917 for the six months ended June 30, 2005 from $8,000 for the same period in 2004. This represents a decrease of 1%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $.58 applied to 13,549 BOE as compared to $.55 applied to 14,542 BOE for the same period in 2004.

Accretion expense decreased to $6,988 for the six months ended June 30, 2005 from $8,084 for the same period in 2004. This represents a decrease of 14%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $329,500 in the six months ended June 30, 2005 as compared to approximately $151,200 in the six months ended June 30, 2004.

Cash flows used in investing activities were approximately $1,900 in the six months ended June 30, 2005 as compared to approximately $900 in the six months ended June 30, 2004. The principle use of the 2005 cash flows from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $339,600 in the six months ended June 30, 2005 as compared to approximately $209,700 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $340,000 of which $306,000 ($29.27 per unit) was distributed to the limited partners and $34,000 to the general partners. Total distributions during the six months ended June 30, 2004 were $210,000 of which $189,000 ($18.08 per unit) was distributed to the limited partners and $21,000 to the general partner.

The  source  for  the  2005  distributions of  $340,000  was  oil  and  gas operations of approximately $329,500, offset by the change in oil and gas properties of approximately $(1,900), with the balance from available cash on hand at the beginning of the period. The sources for the 2004 distributions of $210,000 were oil and gas operations of approximately $151,200 offset by the change in oil and gas properties of approximately $(900), with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $8,911,203 have been made to the partners. As of June 30, 2005, $8,089,322 or $773.88 per limited partner unit has been distributed to the limited partners, representing a 155% of contributed capital.

As of June 30, 2005, the Partnership had approximately $144,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:  August 12, 2005

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005