Form 10-Q
period 2005-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2005-11-14
CIK 847320

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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


         The total number of pages contained in this report is 21.

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund IX-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  79,615    62,336
  Receivable  from  Managing     80,585    77,125
General Partner
   New   Mexico  withholding     4,641     -
prepayment
                                 --------  --------
                                 ----      -----
   Total current assets          164,841   139,461
                                 --------  --------
                                 ----      -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,199,23  3,197,99
                                 9         5
       Less      accumulated
depreciation,
         depletion       and     2,820,96  2,809,83
amortization                     9         2
                                 --------  --------
                                 ----      -----
      Net   oil   and    gas     378,270   388,163
properties
                                 --------  --------
                                 ----      -----
                              $  543,111   527,624
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  3,830     1,509
distributions payable
                                 --------  --------
                                 ----      -----

Asset retirement obligation      226,309   215,827
                                 --------  --------
                                 ----      -----
Partners' equity (deficit):
 General partners                (62,031)  (63,413)
 Limited partners                375,003   373,701
                                 --------  --------
                                 ----      -----
   Total partners' equity        312,972   310,288
                                 --------  --------
                                 ----      -----
                              $  543,111   527,624
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil and Gas Income Fund IX-A, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Month Ended
                                     September 30,      September 30,
                                    2005      2004      2005      2004
                                    -----     -----    -----     -----
Revenues
-------------
Oil and Gas                     $ 314,972   267,796   888,114   738,518
Interest                          405       115       963       425
Other                             -         -         -         250
                                  --------  --------  -------   -------
                                  --        --        ---       ---
                                  315,377   267,911   889,077   739,193
                                  --------  --------  -------   -------
                                  --        --        ---       ---
Expenses
------------
Production                        110,643   124,306   289,898   333,805
Depreciation, depletion and       3,221     3,760     11,138    11,760
amortization
Accretion of asset retirement     3,494     4,042     10,482    12,127
obligation
General and administrative        19,245    22,977    64,875    70,487
                                  --------  --------  -------   -------
                                  --        --        ---       ---
                                  136,603   155,085   376,393   428,179
                                  --------  --------  -------   -------
                                  --        --        ---       ---
Net income                      $ 178,774   112,826   512,684   311,014
                                  ======    ======    ======    ======
Net income allocated to:
 Managing General Partner       $ 16,379    10,493    47,144    29,049
                                  ======    ======    ======    ======
 General Partner                $ 1,820     1,166     5,238     3,228
                                  ======    ======    ======    ======
 Limited Partners               $ 160,575   101,167   460,302   278,737
                                  ======    ======    ======    ======
  Per limited partner unit      $  15.36
                                            9.68      44.04     26.67
                                  ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil and Gas Income Fund IX-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                     2005       2004
                                                     -----      -----
            Cash flows from operating
            activities
             Cash received from oil and gas     $  880,012    660,787
            sales
             Cash paid to suppliers                (354,773)  (404,292)
             Interest received                     963        425
             Other                                 -          250
                                                   ---------  ---------
                                                   -          -
              Net cash provided by operating       526,202    257,170
            activities
                                                   ---------  ---------
                                                   -          -
            Cash flows used in investing
            activities
             Additions to oil and gas              (1,244)    (3,791)
            properties
                                                   ---------  ---------
                                                   -          -
            Cash flows from financing
            activities
             Distributions to partners             (510,000)  (310,000)
             Increase (decrease) in                2,321      (336)
            distribution payable
                                                   ---------  ---------
                                                   -          -
              Net cash used in financing           (507,679)  (310,336)
            activities
                                                   ---------  ---------
                                                   -          -

            Net increase (decrease) in cash        17,279     (56,957)
            and cash equivalents

             Beginning of period                   62,336     109,200
                                                   ---------  ---------
                                                   -          -
             End of period                      $  79,615     52,243
                                                   ======     ======
            Reconciliation of net income to
            net cash
            provided by operating activities

            Net income                          $  512,684    311,014

            Adjustments to reconcile net
            income to net
             cash provided by operating
            activities
             Depreciation, depletion and           11,138     11,760
            amortization
             Accretion of asset retirement         10,482     12,127
            obligation
             Increase in receivables               (8,102)    (77,731)
                                                   ---------  ---------
                                                   -          -
            Net cash provided by operating      $  526,202    257,170
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                               Three Months
                                   Ended        Percenta
                                                   ge
                               September 30,    Increase
                              2005      2004    (Decreas
                                                   e)
                              -----     -----   --------
                                                   --
Oil    production    in     3,450     4,415     (22%)
barrels
Gas production in mcf       14,497    17,340    (16%)
Total BOE                   5,866     7,305     (20%)
Average    price    per  $    60.80             46%
barrel of oil                         41.66
Average  price per  mcf  $     7.26             50%
of gas                                4.84
Oil and gas revenue      $  314,972   267,796   18%
Production expense       $  110,643   124,306   (11%)
Partnership              $  170,000   100,000   70%
distributions
Limited         partner  $  153,000   90,000    70%
distributions
Per  unit  distribution  $    14.64             70%
to limited partners                   8.61
Number    of    limited     10,453    10,453
partner units

Revenues

The Partnership's oil and gas revenues increased to $314,972 from $267,796 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 18%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 46%, or $19.14 per barrel, resulting in an increase of approximately $66,000 in revenues. Oil sales represented 67% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 69% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 50%, or $2.42 per mcf, resulting in an increase of approximately $35,100 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $101,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 965 barrels or 22% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in a decrease of approximately $40,200 in revenues.

Gas production decreased approximately 2,843 mcf or 16% during the same period, resulting in a decrease of approximately $13,800 in revenues.

The total decrease in revenues due to the change in production is approximately $54,000. The decrease in oil volumes is primarily a production decline on one oil property. The drop in gas volumes is from two gas wells.

Costs and Expenses

Total costs and expenses decreased to $136,603 from $155,085 for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs, general and administrative expense, accretion expense and depletion expense.

Lease operating costs and production taxes were 11% lower, or approximately $13,700 less during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decrease in lease operating costs is from well repair work performed on two wells in 2004.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 16% or approximately $3,700 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decrease in General and Administrative Expense is primarily due to lower engineering service costs.

Depletion expense decreased to $3,221 for the quarter ended September 30, 2005 from $3,760 for the same period in 2004. This represents a decrease of 14%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $.55 applied to 5,866 BOE as compared to $.51 applied to 7,305 BOE for the same period in 2004.

Accretion expense decreased to $3,494 for the quarter ended September 30, 2005 from $4,042 for the same period in 2004. This represents a decrease of 14%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Results of Operations

General  Comparison of the Nine-Month Periods Ended September 30, 2005  and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                                Nine Months
                                   Ended        Percenta
                                                   ge
                               September 30,    Increase
                              2005      2004    (Decreas
                                                   e)
                             -----      -----   --------
                                                   --
Oil    production    in     11,751    13,425    (12%)
barrels
Gas production in mcf       45,982    50,530    (9%)
Total BOE                   19,415    21,847    (11%)
Average    price    per  $    51.26             40%
barrel of oil                         36.55
Average  price per  mcf  $     6.21             26%
of gas                                4.91
Oil and gas revenue      $  888,114   738,518   20%
Production expense       $  289,898   333,805   (13%)
Partnership              $  510,000   310,000   65%
distributions
Limited         partner  $  459,000   279,000   65%
distributions
Per  unit  distribution  $    43.91             65%
to limited partners                   26.69
Number    of    limited     10,453    10,453
partner units


Revenues

The Partnership's oil and gas revenues increased to $888,114 from $738,518 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 20%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 40%, or $14.71 per barrel, resulting in an increase of approximately $172,900 in revenues. Oil sales represented 68% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 66% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 26%, or $1.30 per mcf, resulting in an increase of approximately $59,800 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $232,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 1,674 barrels or 12% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in a decrease of approximately $61,200 in revenues.

Gas production decreased approximately 4,548 mcf or 9% during the same period, resulting in a decrease of approximately $22,300 in revenues.

The  total  decrease  in  revenues  due to  the  change  in  production  is
approximately  $83,500.   The decrease in oil  volumes  is  primarily  from
production declines on two properties.

Costs and Expenses

Total costs and expenses decreased to $376,393 from $428,179 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs, accretion expense, general and administrative expense and depletion expense.

Lease operating costs and production taxes were 13% lower, or approximately $43,900 less during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in lease operating costs is from well repair work performed on a well in 2004.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $5,600 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $11,138 for the nine months ended September 30, 2005 from $11,760 for the same period in 2004. This represents a decrease of 5%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $.57 applied to 19,415 BOE as compared to $.54 applied to 21,847 BOE for the same period in 2004.

Accretion expense decreased to $10,482 for the nine months ended September 30, 2005 from $12,127 for the same period in 2004. This represents a decrease of 14%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $526,200 in the nine months ended September 30, 2005 as compared to approximately $257,200 in the nine months ended September 30, 2004.

Cash flows used in investing activities were approximately $1,200 in the nine months ended September 30, 2005 as compared to approximately $3,800 in the nine months ended September 30, 2004. The principle use of the 2005 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $507,700 in the nine months ended September 30, 2005 as compared to approximately $310,300 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $510,000 of which $459,000 was distributed to the limited partners and $51,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $43.91. Total distributions during the nine months ended September 30, 2004 were $310,000 of which $279,000 was distributed to the limited partners and $31,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $26.69.

The  source  for  the  2005  distributions of  $510,000  was  oil  and  gas operations  of  approximately  $526,200 and  the  change  in  oil  and  gas
properties  of  approximately  $(1,200),  resulting  in  excess  cash   for
contingencies  or  subsequent  distributions.   The  source  for  the  2004
distributions  of  $310,000  were oil and gas operations  of  approximately
$257,200 and the change in oil and gas properties of approximately $(3,800), with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $9,081,203 have been made to the partners. As of September 30, 2005, $8,242,322 or $788.51 per limited partner unit has been distributed to the limited partners, representing a 158% of contributed capital.

As of September 30, 2005, the Partnership had approximately $161,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005