Form 10-K
period 2005-12-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2006-03-30
CIK 847320

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

                      limited partnership interests

Indicate  by check mark if the registrant is a well-known seasoned  issuer,
as defined in Rule 405 of the Securities Act.       Yes     No  X

Indicate  by  check mark if the registrant is not required to file  reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large  accelerated filer [   ]      Accelerated  filer   [    ]       Non-
 accelerated filer  [X]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

                            Table of Contents

Item                                                                   Page

     Glossary of Oil and Gas Terms                                       3

                                  Part I

1.   Business                                                            5

1B.  Unresolved Staff Comments                                           7

 2.  Properties                                                          8

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

7A.  Quantitative and Qualitative Disclosures About Market Risk         15

 8.  Financial Statements and Supplementary Data                        16

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             31

9A.  Controls and Procedures                                            31

9B.  Other Information                                                  31

                                 Part III

10.  Directors and Executive Officers of the Registrant                 32

11.  Executive Compensation                                             32

12.  Security Ownership of Certain Beneficial Owners and Management     33

13.  Certain Relationships and Related Transactions                     33

14.  Principal Accountant Fees and Services                             33

                                 Part IV

15.  Exhibits and Financial Statement Schedules                         34

     Signatures                                                         35

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

     Standardized measure of discounted future net cash flows. Present value of proved reserves, as adjusted to give effect to estimated future abandonment costs, net of the estimated salvage value of related equipment.

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

Principal Products, Marketing and Distribution
The Partnership has acquired and holds working interests in oil and gas properties located in Texas and New Mexico. All activities of the Partnership are confined to the continental United States. During 2005, 67% of the Partnership's revenues were derived from the sale of oil production and 33% were derived from gas production. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

Environmental Matters

The Partnership's operations pertaining to oil and gas production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Partnership's operations. Such laws and regulations may substantially increase the cost of developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the Partnership's cash flow and earnings. The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2006. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership's operations, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Partnership.

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

Item 1B.  Unresolved Staff Comments

     Not applicable.

Item 2.   Properties

As of December 31, 2005, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico Andrews, Crane, Ector, Garza, Howard, Pecos, Stonewall, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 105 wells and units.

Reserves

The following table sets forth certain information as of December 31, 2005 with respect to the Partnership's estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

                       Proved Developed      Proved      Total
                      -------------------    -------    -------
                      -------------------    -------     ----
                           ---------          ----
                      Produci    Nonprod     Undevel    Proved
                         ng       ucing       oped
                      -------    -------     -------    -------
                      -------    -------     -------     ----
                       -----       ----       ----
Oil (Bbls)            221,000     -           13,000      234,000
Gas (Mcf)             839,000     -           52,000      891,000
Total (BOE)           361,000     -           22,000      383,000

Standardized  measure
of discounted
   future  net   cash                                     $6,462,
flows                                                   000

The following table sets forth certain information as of December 31, 2005 regarding the Partnership's proved oil and gas reserves for certain significant fields.

                 Proved Reserves
             -----------------------
             -----------------------
                   ----------
                              Total     Percen
                               Oil       t of
              Oil     Gas     Equiva    Total
                               lent      Oil
             (Bbls   (Mcf)    (BOE)     Equiva
               )                         lent
             -----   -----    ------    ------
             -----   -----    ------    ------
              ---      -       ---       ---

 Big Spring  94,00   57,00    104,00    27.2%
             0       0        0
 Henshaw     14,00   180,0    44,000    11.5%
             0       00
 Sombrero    4,000   248,0    45,000    11.7%
                     00
    Puckett  2,000   155,0    28,000    7.3%
East/Hokit           00
 Other       120,0   251,0    162,00    42.3%
             00      00       0
             -----   -----    ------    ------
             -----   -----    ------    ------
             -       --                 -
 Total       234,0   891,0    383,00    100.0%
             00      00       0
             =====   =====    ======    ======
             =       ==       =         ==

The estimates of proved reserves at December 31, 2005 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership's proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purposes of estimating the Partnership's proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2005 were $59.16 per Bbl of oil and natural gas liquids and $10.52 per Mcf of gas, as compared to $41.85 per Bbl of oil and $5.47 per Mcf of gas as of December 31, 2004.

The reserve information shown is estimated. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and standardized measure are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although the Partnership believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2005, there were 559 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner." During 2005, distributions were made totaling $680,000, with $612,000 ($58.55 per unit) distributed to the limited partners and $68,000 to the general partners.

Issuer Purchases of Equity Securities
The Managing General Partner has the right, but not the obligation in accordance with the obligations set forth in the partnership agreement, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Bank One, a division of JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion under the partnership agreement. The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year of 2005.

                Total
               Number
              of Units       Average
                              Price
   Period     Purchase      Paid Per
                  d           Unit
------------- --------      --------
------------- --------      --------
     --           -            --
January 2005      50         $98.95
February 2005      -              -
 March 2005        -              -
 April 2005       10         110.78
  May 2005         -              -
  June 2005        -              -
  July 2005       81         126.94
 August 2005       -              -
  September        -              -
    2005
October 2005      20         141.99
November 2005      -              -
December 2005      -              -
              --------        -------
              -             ---
   TOTALS        161         $119.11
               =====         ======

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 should be read in conjunction with the financial statements included in Item 8:

                                     Years ended December 31,
                         ------------------------------------------------
                                            ---------
                           2005      2004      2003      2002      2001
                          ------    ------    ------    ------    ------
Revenues              $  1,185,21  1,026,69  947,397   832,356   1,014,35
                         8         3                             6

Net income before
  cumulative  effect
of
 accounting change       664,198   437,846   390,532   263,294   401,609

Net income               664,198   437,846   382,748   193,294   401,609

Partners' share
 of net income:

General partners         67,909    45,318    40,375    28,629    45,461

Limited partners         596,289   392,528   342,373   164,665   356,148

Limited    partners'
net income per
     unit     before
cumulative effect
    of    accounting     57.04     37.55
change                                       33.42     22.45     34.07

Limited partners'
 net income per unit                         32.75
                         57.04     37.55               15.75     34.07

Limited partners'
 cash distributions
  per unit               58.55     40.38
                                             38.16     18.81     55.63

Total assets          $  566,148   527,624   544,386   402,165   427,412

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

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-K with data that is not readily available from those statements.

                               Year Ended December 31,
                               2005      2004      2003
                              ------    ------   --------
                                                  -----
Oil production in            15,042    17,461    19,500
barrels
Gas production in mcf        57,585    65,438    79,900
Total (BOE)                  24,640    28,367    32,817
Average price per barrel  $    52.75     38.87
of oil                                           29.85
Average price per mcf of  $     6.78      5.28
gas                                              4.23
Partnership               $  680,000   468,980   442,773
distributions
Limited partner           $  612,000   422,059   398,892
distributions
Per unit distribution to  $    58.55     40.38
limited partners                                 38.16
Number of limited            10,453    10,453    10,453
partner units

Operating Results
The following discussion compares our results for the year ended December 31, 2005 to the two previous years. All references to 2005, 2004 and 2003 within this section refer to the respective annual periods.

Oil and gas operating results
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2005 to 2004, oil and gas sales increased $159,400, of which price variances accounted for a $294,900 increase and production variances accounted for a $135,500 decrease. Comparing 2004 to 2003, oil and gas sales increased $104,300, of which price variances accounted for a $226,300 increase and production variances accounted for a $122,000 decrease.

Production in 2005 (on a BOE basis) was 13% lower than 2004 and 25% lower than 2003. Our oil production was 14% lower and our gas production was 12% lower in 2005 than 2004 due primarily to normal production declines.

In 2005, our realized oil price was 36% higher than 2004 and 77% higher than 2003, while our realized gas price was 28% higher than 2004 and 60% higher than 2003. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $16.49 per BOE in 2004 and increased from $13.20 per BOE in 2003 to $16.45 per BOE in
2005. Higher LOE in 2004 was due to a well workover. The lower LOE in 2005 was offset by an increase in production tax costs related to higher product prices. It is likely that this factor will continue to contribute to higher production costs in future periods.

Depletion on a BOE basis increased 12% from 2004 and decreased 6% from 2003. Comparing 2005 to 2004, depletion expense decreased $400, of which rate variances accounted for a $1,600 increase and production variances accounted for a $2,000 decrease. Comparing 2004 to 2003, depletion expense decreased $5,600, of which rate variances accounted for a $2,800 decrease and production variances accounted for a $2,800 decrease. Depletion rates are a function of net capitalized costs and estimated reserve quantities. The rates for 2006 are expected to be similar to the 2005 rates.

General and administrative ("G&A") expenses were 7% lower than 2004 and 2% lower than 2003 due primarily to lower engineering fees and lower annual report printing costs.

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2005 were $680,000, of which $612,000 was distributed to the limited partners and $68,000 to the general partners. Cumulative cash distributions of
$9,251,203 have been made to the general and limited partners as of December 31, 2005. As of December 31, 2005, $8,395,322 or $803.15 per
limited partner unit has been distributed to the limited partners, representing 161% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs. Cash flow provided by operating activities for 2005 was 56% higher than 2004 due to the combined effects of several drivers. The positive benefits of a 16% increase in oil and gas sales, driven primarily by higher oil and gas prices, were combined with lower production costs. Our only use in financing activities is the distribution to partners which was 45% higher than 2004.

As of December 31, 2005, the Partnership had approximately $150,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Report of Independent Registered Public Accounting Firm                 17

Balance Sheets                                                          18

Statements of Operations                                                19

Statement of Changes in Partners' Equity                                20

Statements of Cash Flows                                                21

Notes to Financial Statements                                           23

                     REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM

The Partners
Southwest Oil & Gas Income Fund IX-A, L.P.
(A Delaware Limited Partnership)


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Partnership") as of December 31, 2005 and 2004, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund IX-A, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.






KPMG LLP
Dallas, Texas
March 30, 2006

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2005 and 2004


                                   2005      2004
                                  ------    ------

Assets
----------

Current assets:
 Cash and cash equivalents    $  57,414    62,336
  Receivable  from  Managing     83,317    77,125
General Partner
 Other                           10,115    -
                                 --------  --------
                                 -----     -----
   Total current assets          150,846   139,461
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,240,02  3,197,99
                                 6         5
       Less      accumulated
depreciation,
         depletion       and     2,824,72  2,809,83
amortization                     4         2
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     415,302   388,163
properties
                                 --------  --------
                                 -----     -----
                              $  566,148   527,624
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         1,509
distributions payable
                                 --------  --------
                                 -----     -----

Asset retirement obligation      271,662   215,827
                                 --------  --------
                                 -----     -----
Partners' equity (deficit):
 General partners                (63,504)  (63,413)
 Limited partners                357,990   373,701
                                 --------  --------
                                 -----     -----
   Total partners' equity        294,486   310,288
                                 --------  --------
                                 -----     -----
                              $  566,148   527,624
                                 =======   =======












                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2005, 2004 and 2003

                                     2005      2004      2003
                                    ------    ------    ------
Revenues
-------------
 Oil and gas                    $  1,183,69  1,024,33  920,073
                                   1         4
 Interest income                   1,527     654       971
 Other                             -         1,705     26,353
                                   --------  --------  --------
                                   ----      ----      ----
                                   1,185,21  1,026,69  947,397
                                   8         3
                                   --------  --------  --------
                                   ----      ----      ----
Expenses
------------
 Production                        405,406   467,794   433,045
  Depreciation, depletion  and     14,893    15,339    21,000
amortization
 Accretion expense                 15,054    13,878    14,971
 General and administrative        85,667    91,836    87,849
                                   --------  --------  --------
                                   ----      ----      ----
                                   521,020   588,847   556,865
                                   --------  --------  --------
                                   ----      ----      ----
Net  income  before cumulative
effect
 of accounting change              664,198   437,846   390,532

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         (7,784)
See Note 3
                                   --------  --------  --------
                                   ----      ----      ----
Net income                      $  664,198   437,846   382,748
                                   =======   =======   =======
Net income allocated to:
 Managing General Partner       $  61,118    40,786    36,337
                                   =======   =======   =======
 General Partner                $  6,791     4,532     4,038
                                   =======   =======   =======
 Limited partners               $  596,289   392,528   342,373
                                   =======   =======   =======
   Per  limited  partner  unit  $    57.04     37.55
before cumulative effect                               33.42
    Cumulative   effects   per     -         -           (.67)
limited partner unit
                                   --------  --------  --------
                                   ----      ----      ----
  Per limited partner unit      $    57.04     37.55
                                                       32.75
                                   =======   =======   =======










                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2005, 2004 and 2003

                                 General   Limited
                                 Partners  Partners   Total
                                 --------  --------   -----
Balance at December 31, 2002  $  (58,304)  459,751   401,447

 Net income                      40,375    342,373   382,748

 Distributions                   (43,881)  (398,892  (442,773
                                           )         )
                                 --------  --------  --------
                                 --        --        --
Balance at December 31, 2003     (61,810)  403,232   341,422

 Net income                      45,318    392,528   437,846

 Distributions                   (46,921)  (422,059  (468,980
                                           )         )
                                 --------  --------  --------
                                 --        --        --
Balance at December 31, 2004     (63,413)  373,701   310,288

 Net income                      67,909    596,289   664,198

 Distributions                   (68,000)  (612,000  (680,000
                                           )         )
                                 --------  --------  --------
                                 --        --        --
Balance at December 31, 2005  $  (63,504)  357,990   294,486
                                 ======    ======    ======




























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2005, 2004 and 2003

                                     2005      2004      2003
                                    ------    ------    ------
Cash   flows  from   operating
activities:

  Cash  received from oil  and  $  1,167,38  991,728   967,535
gas sales                          3
   Cash  paid  for  production
expense, administrative
    fees   and   general   and     (491,073  (559,630  (520,894
administrative overhead            )         )         )
 Interest received                 1,527     654       971
 Other                             -         1,705     26,353
                                   --------  --------  --------
                                   -----     -----     -----
    Net   cash   provided   by     677,837   434,457   473,965
operating activities
                                   --------  --------  --------
                                   -----     -----     -----
Cash   flows  from   investing
activities:

  Additions  to  oil  and  gas     (1,250)   (12,999)  (4,132)
properties
   Sale   of   oil   and   gas     -         -         12,501
properties
                                   --------  --------  --------
                                   -----     -----     -----
   Net cash (used in) provided     (1,250)   (12,999)  8,369
by investing activities
                                   --------  --------  --------
                                   -----     -----     -----
Cash   flows  from   financing
activities:

 Distributions to partners         (680,000  (468,980  (442,773
                                   )         )         )
    (Decrease)   increase   in     (1,509)   658       133
distributions payable
                                   --------  --------  --------
                                   -----     -----     -----
   Net  cash used in financing     (681,509  (468,322  (442,640
activities                         )         )         )
                                   --------  --------  --------
                                   -----     -----     -----

Net  (decrease)  increase   in     (4,922)   (46,864)  39,694
cash and cash equivalents

Beginning of year                  62,336    109,200   69,506
                                   --------  --------  --------
                                   -----     -----     -----
End of year                     $  57,414    62,336    109,200
                                   =======   =======   =======
                                                       (continu
                                                       ed)

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
         Years ended December 31, 2005, 2004 and 2003 (continued)

                                     2005      2004      2003
                                    ------    ------    ------
Reconciliation of  net  income
to net cash
    provided    by   operating
activities:

Net income                      $  664,198   437,846   382,748

Adjustments  to reconcile  net
income to net
  cash  provided by  operating
activities:

  Depreciation, depletion  and     14,893    15,339    21,000
amortization
 Accretion expense                 15,054    13,878    14,971
  Cumulative effects of change     -         -         7,784
in accounting principle
    (Increase)   decrease   in     (16,308)  (32,606)  47,462
receivables
                                   --------  --------  --------
                                   -----     -----     -----
Net cash provided by operating  $  677,837   434,457   473,965
activities
                                   =======   =======   =======
Noncash investing and
financing activities:
 Increase in oil and gas
properties - Adoption
  of SFAS No. 143               $  -         -         179,335
                                   =======   =======   =======
 Increase (decrease) in oil
and gas properties -
  SFAS No. 143                  $  40,781    (164)     23
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2005, 2004 and 2003 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Revenue Recognition
     The Partnership recognizes oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2005 and 2004 the Partnership was overproduced by 403 mcf of gas.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2005 and 2004 is $232,082 and $188,942 less than, respectively, than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2005, 2004 and 2003 and there were 10,453 limited partner units outstanding held by 559, 565 and 566 partners.

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

     Net Income per limited partnership unit
     The net income per limited partnership unit is calculated by using the number of outstanding limited partnership units.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

3.   Asset Retirement Obligations
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). The standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of $179,335, a long term liability of $187,119 and a loss of $7,784 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties.

                     Changes in abandonment obligations for 2005 and 2004 are as follows:

                                        2005     2004
                                       -------  -------
Beginning of year                   $  215,827  202,113
Reduction  of obligations  due  to     -        (164)
wells plugged and abandoned
Accretion expense                      15,054   13,878
Revisions of previous estimates        40,781   -
                                       -------  -------
                                       -------  -----
End of year                         $  271,662  215,827
                                       =======  =======
                                       =

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

     As of December 31, 2005, the Partnership has not been fined, cited or notified of any environmental violations and management was not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $61,800, $60,800 and $66,300 for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $73,200 during 2005, 2004 and 2003 as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $83,300 and $77,100 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2005 and 2004, respectively.

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

     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                               -----      ----
Total Proved -

January 1, 2003               215,000   918,000

Sales of reserves in place    (2,000)   (3,000)
Revisions    of     previous  58,000    211,000
estimates
Production                    (20,000)  (80,000)
                              --------  --------
                              ----      ----
December 31, 2003             251,000   1,046,00
                                        0

Revisions    of     previous  4,000     61,000
estimates
Production                    (17,000)  (65,000)
                              --------  --------
                              ----      ----
December 31, 2004             238,000   1,042,00
                                        0

Revisions    of     previous  11,000    (93,000)
estimates
Production                    (15,000)  (58,000)
                              --------  --------
                              ----      ----
December 31, 2005             234,000   891,000
                              =======   =======
Proved developed reserves -

December 31, 2003             238,000   994,000
                              =======   =======
December 31, 2004             225,000   990,000
                              =======   =======
December 31, 2005             221,000   839,000
                              =======   =======

     Net revisions of 5,000 BOE in 2005 consisted of approximately 37,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, net of downward revisions of approximately 42,000 BOE attributable to well performance primarily from properties in the Henshaw field of New Mexico.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Oil and Gas Reserves Information (unaudited) - continued
     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average oil price of $59.16, $41.85 and $31.42 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average natural gas price of $10.52, $5.47 and $5.51 per Mcf.

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

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Oil and Gas Reserves Information (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2005, 2004 and 2003 is presented below:

                                   2005      2004      2003
                                  ------    ------    ------
Future cash inflows           $  23,246,0  15,665,0  13,646,0
                                 00        00        00
Production, development and
 abandonment costs               8,562,00  6,747,00  5,915,00
                                 0         0         0
                                 --------  --------  --------
                                 -----     ------    ------
Future net cash flows            14,684,0  8,918,00  7,731,00
                                 00        0         0
10%   annual  discount   for
estimated
 timing of cash flows            8,222,00  4,976,00  3,945,00
                                 0         0         0
                                 --------  --------  --------
                                 -----     -----     ------
Standardized   measure    of
discounted
 future net cash flows        $  6,462,00  3,942,00  3,786,00
                                 0         0         0
                                 =======   =======   ========

     Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                   2005      2004      2003
                                  ------    ------    ------
Sales   of   oil   and   gas
produced,
     net of production costs  $  (778,000  (557,000  (487,000
                                 )         )         )
Changes   in   prices    and     2,955,00  636,000   404,000
production costs                 0
Changes of production rates
     (timing) and others         25,000    (437,000  (628,000
                                           )         )
Sales of minerals in place                 -         (28,000)
Revisions of previous
     quantities estimates        (76,000)  135,000   829,000
Accretion of discount            394,000   379,000   336,000
Discounted future net
     cash flows -
Beginning of year                3,942,00  3,786,00  3,360,00
                                 0         0         0
                                 --------  --------  --------
                                 ----      ----      ----
End of year                   $  6,462,00  3,942,00  3,786,00
                                 0         0         0
                                 =======   =======   =======

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Selected Quarterly Financial Results - (unaudited)

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2005:
 Total revenues             $ 273,834   299,866   315,377   296,141
 Total expenses               111,059   128,731   136,603   144,627
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $ 162,775   171,135   178,774   151,514
                              =======   =======   =======   =======

  Net  income per  limited  $  13.98
partners unit                           14.70     15.36     13.00
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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

CLAYTON W. WILLIAMS, age 74, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 54, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 51, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 50, is Vice President - of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 69, is Vice President - Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004. Mr. Lyon also serves as Vice President - Gas Gathering and Marketing of CWEI.

T.  MARK  TISDALE, age 49, is Vice President and Secretary of the  Managing
General  Partner,  having  served in this capacity  since  May  2004.   Mr.
Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $73,200 during 2005, 2004 and 2003 as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through repurchase offers to the limited partners, the Managing General Partner owns 659.5 limited partner units, a 5.7% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 15.7%.

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

Item 13.  Certain Relationships and Related Transactions

In 2005, the Managing General Partner received $73,200 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $61,800 for administrative overhead attributable to operating such properties during 2005.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December     2005      2004
             31,
                               -------    ------
Audit Fees                     $13,303   $
                                         12,865
Audit Related Fees                  -
                                         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -
                                 ------    ------
                               -----     -----
    TOTAL                      $13,303   $
                                         12,865
                                ======
                                         ======

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


                          Date:  March 30, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Clayton W Williams                       /s/ L. Paul Latham
Clayton     W.    Williams,                  L.      Paul     Latham,
Chairman of the Board                        President and a Director
and a Director

Date:     March 30, 2006                     Date:     March 30, 2006




/s/ Mel G. Riggs
Mel    G.    Riggs,    Vice
President - Finance,
Treasurer and a Director

Date:     March 30, 2006

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


Date:  March 30, 2006              /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

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


Date:  March 30, 2006              /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-K for the period ended December 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Company"), hereby certifies that:

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

                                   March 30, 2006


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

                                   March 30, 2006