Form 10-Q
period 2006-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2006-08-14
CIK 847320

1
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

     Exploratory well. A well drilled to find and produce oil or natural gas reserves in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2006      2005
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  57,827    57,414
  Receivable  from  Managing     95,297    83,317
General Partner
 Other                           10,289    10,115
                                 --------  --------
                                 -----     -----
   Total current assets          163,413   150,846
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,243,21  3,240,02
                                 5         6
       Less      accumulated
depreciation,
         depletion       and     2,833,29  2,824,72
amortization                     4         4
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     409,921   415,302
properties
                                 --------  --------
                                 -----     -----
                              $  573,334   566,148
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  282,698   271,662
                                 --------  --------
                                 -----     -----
Partners' equity (deficit):
 General partners                (62,975)  (63,504)
 Limited partners                353,611   357,990
                                 --------  --------
                                 -----     -----
   Total partners' equity        290,636   294,486
                                 --------  --------
                                 -----     -----
                              $  573,334   566,148
                                 =======   =======
















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      2006      2005      2006      2005
                                     -----     -----     -----     -----
Revenues
-------------
Oil and gas                      $  281,249   299,553   583,047   573,142
Interest                            616       313       1,098     558
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    281,865   299,866   584,145   573,700
                                    --------  --------  --------  --------
                                    --        --        --        --
Expenses
------------
Production                          112,367   98,493    214,583   179,255
Depreciation,   depletion   and     3,992     3,824     8,570     7,917
amortization
Accretion expense                   5,880     3,494     11,558    6,988
General and administrative          28,001    22,920    53,070    45,630
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    150,240   128,731   287,781   239,790
                                    --------  --------  --------  --------
                                    --        --        --        --
Net income                       $  131,625   171,135   296,364   333,910
                                    ======    ======    ======    ======
Net income allocated to:

 Managing General Partner        $  12,206    15,746    27,444    30,765
                                    ======    ======    ======    ======
 General Partner                 $  1,356     1,750     3,049     3,418
                                    ======    ======    ======    ======
 Limited partners                $  118,063   153,639   265,871   299,727
                                    ======    ======    ======    ======
  Per limited partner unit       $    11.29     14.70     25.43     28.67
                                    ======    ======    ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2006      2005
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  570,893   553,809
sales
 Cash paid to suppliers               (267,653  (224,885
                                      )         )
 Interest received                    1,098     558
                                      --------  --------
                                      --        --
   Net cash provided by operating     304,338   329,482
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (3,711)   (1,926)
properties
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (300,214  (340,000
                                      )         )
 Increase in distribution payable     -         351
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (300,214  (339,649
activities                            )         )
                                      --------  --------
                                      --        --

Net  increase (decrease) in  cash     413       (12,093)
and cash equivalents

Beginning of period                   57,414    62,336
                                      --------  --------
                                      --        --
End of period                      $  57,827    50,243
                                      ======    ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  296,364   333,910

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     8,570     7,917
amortization
 Accretion expense                    11,558    6,988
 Increase in receivables              (12,154)  (19,333)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  304,338   329,482
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Decrease   in  oil   and   gas     (522)     -
properties - SFAS No. 143
                                      ======    ======






                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil & Gas Income Fund IX-A, L.P. was organized under the laws of the state of Delaware on March 9, 1989 for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc., a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

          (2) Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2006, and for the three and six months ended June 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the six months ended June 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  271,662  215,827
Settlement   of  asset  retirement     (522)    -
obligations
Accretion expense                      11,558   6,988
                                       -------  -------
                                       -----    ---
End of period                       $  282,698  222,815
                                       =======  ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund IX-A, L.P. was organized as a Delaware limited partnership on March 9, 1989. The offering of such limited partnership interests began on May 11, 1989, minimum capital requirements were met on October 25, 1989, and the offering concluded on March 31, 1990 with total limited partner contributions of $5,226,500.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked, or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners, will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                             Three Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            3,201     3,967
barrels
Gas production in mcf        10,615    15,280
Total (BOE)                  4,970     6,514
Average price per barrel  $    66.52
of oil                                 49.23
Average price per mcf of  $     6.44
gas                                    6.82
Partnership               $  160,214   175,000
distributions
Limited partner           $  144,250   157,500
distributions
Per unit distribution to  $    13.80
limited partners                       15.07
Number of limited            10,453    10,453
partner units

Operating Results
The following discussion compares our results for the quarters ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $18,300, of which price variances accounted for a $51,200 increase and production variances accounted for a $69,500 decrease.

Production in 2006 (on a BOE basis) was 24% lower than 2005. Our oil production decreased 19% in 2006 due primarily to a production decline on one oil well. Our gas production was 31% lower in 2006 than 2005 due primarily to a production decline on one gas well.

In 2006, our realized oil price was 35% higher than 2005, while our realized gas price was 6% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $15.12 per BOE in 2005 to $22.61 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to the upgrade of a tank battery.

Expenses
Depletion on a BOE basis increased 37% in 2006. Comparing 2006 to 2005, depletion expense increased $200, of which rate variances accounted for a $1,100 increase and production variances accounted for a $900 decrease.

Accretion expense increased 68% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 22% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                              Six Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            6,505     8,301
barrels
Gas production in mcf        25,575    31,485
Total (BOE)                  10,768    13,549
Average price per barrel  $    63.40
of oil                                 47.30
Average price per mcf of  $     6.67
gas                                    5.73
Partnership               $  300,214   340,000
distributions
Limited partner           $  270,250   306,000
distributions
Per unit distribution to  $    25.85
limited partners                       29.27
Number of limited            10,453    10,453
partner units

Operating Results
The following discussion compares our results for the six months ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective six months period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $9,900, of which price variances accounted for a $128,700 increase and production variances accounted for a $118,800 decrease.

Production in 2006 (on a BOE basis) was 21% lower than 2005. Our oil production decreased 22% in 2006 due primarily to a production decline on one oil well. Our gas production was 19% lower in 2006 than 2005 due primarily to a production decline on one gas well.

In 2006, our realized oil price was 34% higher than 2005, while our realized gas price was 16% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $13.23 per BOE in 2005 to $19.93 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to the upgrade of a tank battery.

Expenses
Depletion on a BOE basis increased 36% in 2006. Comparing 2006 to 2005, depletion expense increased $700, of which rate variances accounted for a $2,300 increase and production variances accounted for a $1,600 decrease.

Accretion expense increased 65% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 16% higher than 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2006 were $300,214, of which $270,250 was distributed to the limited partners and $29,964 to the general partners. Cumulative cash distributions of $9,551,417 have been made to the general and limited partners as of June 30, 2006. As of June 30, 2006, $8,665,572 or $829.00 per limited partner unit has been distributed to the limited partners, representing 166% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") applies to the Texas Margin Tax. However the Partnership has determined that the impact of the Texas Margin Tax on the deferred income tax liabilities of the partnership is insignificant at June 30, 2006. The Partnership may be required to record an income tax provision for the Texas Margin Tax in future periods.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:  August 11, 2006

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


Date:  August 11, 2006             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

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


Date:  August 11, 2006             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Company"), hereby certifies that:

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

                                   August 11, 2006


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

                                   August 11, 2006