Form 10-Q
period 2006-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2006-11-13
CIK 847320

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund IX-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  50,522    57,414
  Receivable  from  Managing     116,563   83,317
General Partner
 Other                           14,266    10,115
                                 --------  --------
                                 ------    -----
   Total current assets          181,351   150,846
                                 --------  --------
                                 ------    -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,242,36  3,240,02
                                 8         6
       Less      accumulated
depreciation,
         depletion       and     2,838,58  2,824,72
amortization                     8         4
                                 --------  --------
                                 ------    -----
      Net   oil   and    gas     403,780   415,302
properties
                                 --------  --------
                                 ------    -----
                              $  585,131   566,148
                                 ========  =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  288,685   271,662
                                 --------  --------
                                 ------    -----
Partners' equity (deficit):
 General partners                (61,864)  (63,504)
 Limited partners                358,310   357,990
                                 --------  --------
                                 ------    -----
   Total partners' equity        296,446   294,486
                                 --------  --------
                                 ------    -----
                              $  585,131   566,148
                                 ========  =======
















                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil and Gas Income Fund IX-A, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Month Ended
                                     September 30,      September 30,
                                    2006      2005      2006      2005
                                    -----     -----    -----     -----
Revenues
-------------
Oil and Gas                     $ 310,498   314,972   893,545   888,114
Interest                          592       405       1,690     963
                                  --------  --------  -------   -------
                                  --        --        ---       ---
                                  311,090   315,377   895,235   889,077
                                  --------  --------  -------   -------
                                  --        --        ---       ---
Expenses
------------
Production                        95,649    110,643   310,231   289,898
Depreciation, depletion and       5,294     3,221     13,864    11,138
amortization
Accretion of asset retirement     5,987     3,494     17,545    10,482
obligation
General and administrative        23,350    19,245    76,421    64,875
                                  --------  --------  -------   -------
                                  --        --        ---       ---
                                  130,280   136,603   418,061   376,393
                                  --------  --------  -------   -------
                                  --        --        ---       ---
Net income                      $ 180,810   178,774   477,174   512,684
                                  ======    ======    ======    ======
Net income allocated to:
 Managing General Partner       $ 16,749    16,379    44,194    47,144
                                  ======    ======    ======    ======
 General Partner                $ 1,861     1,820     4,910     5,238
                                  ======    ======    ======    ======
 Limited Partners               $ 162,200   160,575   428,070   460,302
                                  ======    ======    ======    ======
  Per limited partner unit      $  15.52     15.36     40.95    44.04
                                  ======    ======    ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil and Gas Income Fund IX-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                     2006       2005
                                                     -----      -----
            Cash flows from operating
            activities
             Cash received from oil and gas     $  856,148    880,012
            sales
             Cash paid to suppliers                (386,652)  (354,773)
             Interest received                     1,690      963
                                                   ---------  ---------
                                                   -          -
              Net cash provided by operating       471,186    526,202
            activities
                                                   ---------  ---------
                                                   -          -
            Cash flows used in investing
            activities
             Additions to oil and gas              (2,864)    (1,244)
            properties
                                                   ---------  ---------
                                                   -          -
            Cash flows from financing
            activities
             Distributions to partners             (475,214)  (510,000)
             Increase in distributions             -          2,321
            payable
                                                   ---------  ---------
                                                   -          -
              Net cash used in financing           (475,214)  (507,679)
            activities
                                                   ---------  ---------
                                                   -          -

            Net (decrease) increase in cash        (6,892)    17,279
            and cash equivalents

             Beginning of period                   57,414     62,336
                                                   ---------  ---------
                                                   -          -
             End of period                      $  50,522     79,615
                                                   ======     ======
            Reconciliation of net income to
            net cash
            provided by operating activities

            Net income                          $  477,174    512,684

            Adjustments to reconcile net
            income to net
             cash provided by operating
            activities

             Depreciation, depletion and           13,864     11,138
            amortization
             Accretion of asset retirement         17,545     10,482
            obligation
             Increase in receivables               (37,397)   (8,102)
                                                   ---------  ---------
                                                   -          -
            Net cash provided by operating      $  471,186    526,202
            activities
                                                   ======     ======
            Noncash  investing  and  financing
            activities:
             Decrease in oil and gas            $  (522)      -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                Southwest Oil & Gas Income Fund IX-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  271,662  215,827
Reduction   of  asset   retirement     (522)    -
obligations
Accretion expense                      17,545   10,482
                                       -------  -------
                                       -----    ---
End of period                       $  288,685  226,309
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            3,436     3,450
barrels
Gas production in mcf        10,790    14,497
Total (BOE)                  5,234     5,866
Average price per barrel  $    66.85
of oil                                 60.80
Average price per mcf of  $     7.49
gas                                    7.26
Partnership               $  175,000   170,000
distributions
Limited partner           $  157,500   153,000
distributions
Per unit distribution to  $    15.07
limited partners                       14.64
Number of limited            10,453    10,453
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $4,500, of which price variances accounted for a $23,300 increase and production variances accounted for a $27,800 decrease.

Production in 2006 (on a BOE basis) was 11% lower than 2005. Our oil production decreased less than 1% in 2006 than 2005. Our gas production was 26% lower in 2006 than 2005 due primarily to production decline on a gas well.

In 2006, our realized oil price was 10% higher than 2005, while our realized gas price was 3% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $18.86 per BOE in 2005 to $18.27 per BOE in 2006.

Expenses
Depletion on a BOE basis increased 84% in 2006. Comparing 2006 to 2005, depletion expense increased $2,100, of which rate variances accounted for a $2,400 increase and production variances accounted for a $300 decrease.

Accretion expense increased 71% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 21% higher in 2006 as compared to 2005. The increase in G&A expenses is primarily due to higher engineering and audit services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            9,941     11,751
barrels
Gas production in mcf        36,365    45,982
Total (BOE)                  16,002    19,415
Average price per barrel  $    64.59
of oil                                 51.26
Average price per mcf of  $     6.92
gas                                    6.21
Partnership               $  475,214   510,000
distributions
Limited partner           $  427,750   459,000
distributions
Per unit distribution to  $    40.92
limited partners                       43.91
Number of limited            10,453    10,453
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $5,500, of which price variances accounted for a $158,000 increase and production variances accounted for a $152,500 decrease.

Production in 2006 (on a BOE basis) was 18% lower than 2005. Our oil production decreased 15% in 2006 due primarily to production decline on one oil well. Our gas production was 21% lower in 2006 than 2005 due primarily to production decline on one gas well.

In 2006, our realized oil price was 26% higher than 2005, while our realized gas price was 11% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $14.93 per BOE in 2005 to $19.39 per BOE in 2006. The increase in oil and gas production costs was due primarily to the upgrade of a tank battery.

Expenses
Depletion on a BOE basis increased 51% in 2006. Comparing 2006 to 2005, depletion expense increased $2,700, of which rate variances accounted for a $4,700 increase and production variances accounted for a $2,000 decrease.

Accretion expense increased 67% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 18% higher than 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2006 were $475,214, of which $427,750 was distributed to the limited partners and $47,464 to the general partners. Cumulative cash distributions of $9,726,417 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $8,823,072 or $844.07 per
limited partner unit has been distributed to the limited partners, representing 169% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") applies to the Texas Margin Tax. However the Partnership has determined that the impact of the Texas Margin Tax on the deferred income tax liabilities of the partnership is insignificant at September 30, 2006. The Partnership may be required to record an income tax provision for the Texas Margin Tax in future periods.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  IX-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund IX-A, L.P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006