Form 10-Q
period 2007-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2007-08-13
CIK 847320

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	June 30,	December 31,
	2007	2006
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$72,192	$45,727
Receivable from Managing General Partner	85,224	83,875
New Mexico income tax deposits	20,484	19,144

Total current assets	177,900	148,746

Oil and gas properties - using the full-
cost method of accounting	3,417,240	3,388,592
Less accumulated depreciation,
depletion and amortization	2,862,469	2,846,634
Net oil and gas properties	554,771	541,958

	$732,671	$690,704

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$461,101	$441,030

Partners' equity (deficit):
General partners	(61,924)	(65,737)
Limited partners	333,494	315,411

Total partners' equity	271,570	249,674

	$732,671	$690,704

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Oil and gas	$294,010	$281,249	$510,219	$583,047
Interest	525	616	1,023	1,098
	294,535	281,865	511,242	584,145

Expenses

Production	87,104	112,367	182,198	214,583
Depreciation, depletion and amortization	8,830	3,992	15,835	8,570
Accretion expense	10,140	5,880	20,071	11,558
General and administrative	27,749	28,001	44,938	53,070
	133,823	150,240	263,042	287,781

Net income	$160,712	$131,625	$248,200	$296,364

Net income allocated to:

Managing General Partner	$15,259	$12,206	$23,763	$27,444

General Partner	$1,695	$1,356	$2,640	$3,049

Limited partners	$143,758	$118,063	$221,797	$265,871

Per limited partner unit	$13.75	$11.29	$21.22	$25.43

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash received from oil and gas sales	$507,530	$570,893
Cash paid to suppliers	(227,136)	(267,653)
Interest received	1,023	1,098
Net cash provided by operating activities	281,417	304,338

Cash flows used in investing activities:

Additions to oil and gas properties	(28,648)	(3,711)

Cash flows used in financing activities:

Distributions to partners	(226,304)	(300,214)

Net increase in cash and cash equivalents	26,465	413

Beginning of period	45,727	57,414

End of period	$72,192	$57,827

Reconciliation of net income to net cash
provided by operating activities:

Net income	$248,200	$296,364

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	15,835	8,570
Accretion expense	20,071	11,558
Increase in receivables	(2,689)	(12,154)
Net cash provided by operating activities	$281,417	$304,338

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	-	(522)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$441,030	$271,662
Settlement of asset retirement obligations	-	(522)
Accretion expense	20,071	11,558
End of period	$461,101	$282,698

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	3,942	3,201
Gas production in mcf	7,919	10,615
Total (BOE)	5,262	4,970
Average price per barrel of oil	$60.80	$66.52
Average price per mcf of gas	$6.86	$6.44
Partnership distributions	$116,304	$160,214
Limited partner distributions	$104,714	$144,250
Per unit distribution to limited partners	$10.02	$13.80
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $12,761, of which price variances accounted for a $19,174 decrease and production variances accounted for a $31,935 increase.

Production in 2007 (on a BOE basis) was 6% higher than 2006.  Our oil production increased 23% in 2007 due primarily to improved performance on an oil well.  Our gas production was 25% lower in 2007 than 2006 due primarily to a gas well that ceased production in 2007.

In 2007, our realized oil price was 9% lower than 2006, while our realized gas price was 7% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $22.61 per BOE in 2006 to $16.55 per BOE in 2007.  The decrease in oil and gas production costs in 2007 was due primarily to higher lease operating costs on three wells in 2006.

Expenses
Depletion on a BOE basis increased 109% in 2007.  Comparing 2007 to 2006, depletion expense increased $4,838, of which rate variances accounted for a $4,604 increase and production variances accounted for a $234 increase.

Accretion expense increased 72% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 1% lower in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	6,774	6,505
Gas production in mcf	17,062	25,575
Total (BOE)	9,618	10,768
Average price per barrel of oil	$58.35	$63.40
Average price per mcf of gas	$6.74	$6.67
Partnership distributions	$226,304	$300,214
Limited partner distributions	$203,714	$270,250
Per unit distribution to limited partners	$19.49	$25.85
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $72,828, of which price variances accounted for a $33,075 decrease and production variances accounted for a $39,753 decrease.

Production in 2007 (on a BOE basis) was 11% lower than 2006.  Our oil production increased 4% in 2007 due primarily to improved performance on an oil well.  Our gas production was 33% lower in 2007 than 2006 due primarily to a gas well that ceased production in 2007.

In 2007, our realized oil price was 8% lower than 2006, while our realized gas price was 1% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $19.93 per BOE in 2006 to $18.94 per BOE in 2007.  The decrease in oil and gas production costs in 2007 was due primarily to higher lease operating cost on two wells in 2006.

Expenses
Depletion on a BOE basis increased 107% in 2007.  Comparing 2007 to 2006, depletion expense increased $7,265, of which rate variances accounted for a $8,180 increase and production variances accounted for a $915 decrease.

Accretion expense increased 74% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 15% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2007 were $226,304, of which $203,714 was distributed to the limited partners and $22,590 to the general partners.  Cumulative cash distributions of $10,052,721 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $9,116,786 or $872.17 per limited partner unit has been distributed to the limited partners, representing 174% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund IX-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007