Form 10-Q
period 2007-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2007-11-13
CIK 847320

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund IX-A, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$63,888	$45,727
Receivable from Managing General Partner	49,781	83,875
New Mexico income tax deposits	23,560	19,144

Total current assets	137,229	148,746

Oil and gas properties - using the full-
cost method of accounting	3,460,016	3,388,592
Less accumulated depreciation,
depletion and amortization	2,870,250	2,846,634
Net oil and gas properties	589,766	541,958

	$726,995	$690,704

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$439,855	$441,030

Partners' equity (deficit):
General partners	(59,588)	(65,737)
Limited partners	346,728	315,411

Total partners' equity	287,140	249,674

	$726,995	$690,704

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Oil and gas	$247,288	$310,498	$757,506	$893,545
Interest	509	592	1,533	1,690
	247,797	311,090	759,039	895,235

Expenses

Production	113,711	95,649	295,908	310,231
Depreciation, depletion and amortization	7,781	5,294	23,616	13,864
Accretion expense	9,658	5,987	29,729	17,545
General and administrative	26,078	23,350	71,016	76,421
	157,228	130,280	420,269	418,061

Net income	$90,569	$180,810	$338,770	$477,174

Net income allocated to:

Managing General Partner	$8,852	$16,749	$32,615	$44,194

General Partner	$983	$1,861	$3,624	$4,910

Limited partners	$80,734	$162,200	$302,531	$428,070

Per limited partner unit	$7.72	$15.52	$28.94	$40.95

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Cash received from oil and gas sales	$787,184	$856,148
Cash paid to suppliers	(397,828)	(386,652)
Interest received	1,533	1,690
Net cash provided by operating activities	390,889	471,186

Cash flows used in investing activities:

Additions to oil and gas properties	(71,424)	(2,864)

Cash flows used in financing activities:

Distributions to partners	(301,304)	(475,214)

Net increase (decrease) in cash and cash equivalents	18,161	(6,892)

Beginning of period	45,727	57,414

End of period	$63,888	$50,522

Reconciliation of net income to net cash
provided by operating activities:

Net income	$338,770	$477,174

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	23,616	13,864
Accretion expense	29,729	17,545
Settlement of asset retirement obligations
for plugged and abandoned wells	(30,904)	-
Decrease (increase) in receivables	29,678	(37,397)
Net cash provided by operating activities	$390,889	$471,186

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	-	(522)

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$441,030	$271,662
Reduction of asset retirement obligations	-	(522)
Settlement of asset retirement obligations	(30,904)	-
Accretion expense	29,729	17,545
End of period	$439,855	$288,685

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	2,843	3,436
Gas production in mcf	7,331	10,790
Total (BOE)	4,065	5,234
Average price per barrel of oil	$71.87	$66.85
Average price per mcf of gas	$5.86	$7.49
Partnership distributions	$75,000	$175,000
Limited partner distributions	$67,500	$157,500
Per unit distribution to limited partners	$6.46	$15.07
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $63,210, of which price variances accounted for a $2,335 increase and production variances accounted for a $65,545 decrease.

Production in 2007 (on a BOE basis) was 22% lower than 2006.  Our oil production decreased 17% in 2007 than 2006 due primarily to production decline on two wells.  Our gas production was 32% lower in 2007 than 2006 due primarily to a gas well that ceased production.

In 2007, our realized oil price was 8% higher than 2006, while our realized gas price was 22% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $18.27 per BOE in 2006 to $27.97 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to the cost to plug and abandon two wells that exceeded the asset retirement obligation by $12,866.

Expenses
Depletion on a BOE basis increased 89% in 2007.  Comparing 2007 to 2006, depletion expense increased $2,487, of which rate variances accounted for a $3,670 increase and production variances accounted for a $1,183 decrease.

Accretion expense increased 61% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 12% higher in 2007 as compared to 2006.  The increase in G&A expenses is primarily due to an increase in engineering services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	9,617	9,941
Gas production in mcf	24,393	36,365
Total (BOE)	13,683	16,002
Average price per barrel of oil	$62.34	$64.59
Average price per mcf of gas	$6.47	$6.92
Partnership distributions	$301,304	$475,214
Limited partner distributions	$271,214	$427,750
Per unit distribution to limited partners	$25.95	$40.92
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $136,039, of which price variances accounted for a $32,326 decrease and production variances accounted for a $103,713 decrease.

Production in 2007 (on a BOE basis) was 14% lower than 2006.  Our oil production decreased 3% in 2007.  Our gas production was 33% lower in 2007 than 2006 due primarily to a gas well that ceased production.

In 2007, our realized oil price was 3% lower than 2006, while our realized gas price was 6% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $19.39 per BOE in 2006 to $21.63 per BOE in 2007.  The increase in oil and gas production costs per BOE was due primarily to the decline in production exceeding the decline in production cost.

Expenses
Depletion on a BOE basis increased 99% in 2007.  Comparing 2007 to 2006, depletion expense increased $9,752, of which rate variances accounted for a $11,761 increase and production variances accounted for a $2,009 decrease.

Accretion expense increased 69% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 7% lower than 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2007 were $301,304, of which $271,214 was distributed to the limited partners and $30,090 to the general partners.  Cumulative cash distributions of $10,127,721 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $9,184,286 or $878.63 per limited partner unit has been distributed to the limited partners, representing 176% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund IX-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007