Form 10-Q
period 2008-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2008-08-14
CIK 847320

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund IX-A, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$57,296	$65,932
Receivable from Managing General Partner	225,284	8,557
New Mexico income tax deposits	26,531	16,419
Total current assets	309,111	90,908

Oil and gas properties - using the full-
cost method of accounting	3,469,572	3,460,356
Less accumulated depreciation,
depletion and amortization	2,896,431	2,878,231
Net oil and gas properties	573,141	582,125

	$882,252	$673,033

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$442,753	$426,454

Partners' equity (deficit):
General partners	(41,704)	(62,846)
Limited partners	481,203	309,425
Total partners' equity	439,499	246,579

	$882,252	$673,033

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Oil and gas	$508,280	$294,010	$897,098	$510,219
Interest	101	525	264	1,023
	508,381	294,535	897,362	511,242

Expenses

Production	190,210	87,104	349,302	182,198
Depreciation, depletion and amortization	9,486	8,830	18,200	15,835
Accretion expense	4,733	10,140	11,582	20,071
General and administrative	30,631	27,749	55,930	44,938
	235,060	133,823	435,014	263,042

Net income	$273,321	$160,712	$462,348	$248,200

Net income allocated to:

Managing General Partner	$25,453	$15,259	$43,249	$23,763

General Partner	$2,828	$1,695	$4,806	$2,640

Limited partners	$245,040	$143,758	$414,293	$221,797

Per limited partner unit	$23.44	$13.75	$39.63	$21.22

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash received from oil and gas sales	$670,259	$507,530
Cash paid to suppliers	(405,232)	(227,136)
Interest received	264	1,023
Net cash provided by operating activities	265,291	281,417

Cash flows used in investing activities:

Additions to oil and gas properties	(4,499)	(28,648)

Cash flows used in financing activities:

Distributions to partners	(269,428)	(226,304)

Net (decrease) increase in cash and cash equivalents	(8,636)	26,465

Beginning of period	65,932	45,727

End of period	$57,296	$72,192

Reconciliation of net income to net cash
provided by operating activities:

Net income	$462,348	$248,200

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	18,200	15,835
Accretion expense	11,582	20,071
Increase in receivables	(226,839)	(2,689)
Net cash provided by operating activities	$265,291	$281,417

Noncash investing and financing activities:

Increase in oil and gas properties – SFAS No. 143	$4,717	$-

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

2.              Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$426,454	$441,030
Reduction of obligations due to farm-outs	(246)	-
Revision of estimates	4,903	-
Additional abandonment obligations from new wells	60	-
Accretion expense	11,582	20,071
End of period	$442,753	$461,101

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	3,436	3,942
Gas production in mcf	8,648	7,919
Total (BOE)	4,877	5,262
Average price per barrel of oil	$120.92	$60.80
Average price per mcf of gas	$10.73	$6.86
Partnership distributions	$169,428	$116,304
Limited partner distributions	$152,515	$104,714
Per unit distribution to limited partners	$14.59	$10.02
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Oil and gas operating results
Comparing 2008 to 2007, oil and gas sales increased $214,270, of which price variances accounted for a $240,031 increase and production variances accounted for a $25,761 decrease.

Production in 2008 (on a BOE basis) was 7% lower than 2007.  Our oil production decreased 13% in 2008 due primarily to the production decline on one oil well.  Our gas production was 9% higher in 2008 than 2007 due primarily to increased production from a recompleted well.

In 2008, our realized oil price was 99% higher than 2007, while our realized gas price was 56% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $16.55 per BOE in 2007 to $39.00 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to subsurface repairs on a gas well, surface repairs on an oil well, and an increase in saltwater disposal costs on an oil well.  Also contributing to the increase was higher production taxes resulting from then higher commodity prices.

Depletion on a BOE basis increased 17% in 2008.  Comparing 2008 to 2007, depletion expense increased $656, of which rate variances accounted for a $1,301 increase and production variances accounted for a $645 decrease.

Accretion expense decreased 53% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 10% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	6,675	6,774
Gas production in mcf	15,693	17,062
Total (BOE)	9,291	9,618
Average price per barrel of oil	$110.28	$58.35
Average price per mcf of gas	$10.26	$6.74
Partnership distributions	$269,428	$226,304
Limited partner distributions	$242,515	$203,714
Per unit distribution to limited partners	$23.20	$19.49
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Oil and gas operating results
Comparing 2008 to 2007, oil and gas sales increased $386,879, of which price variances accounted for a $401,881 increase and production variances accounted for a $15,002 decrease.

Production in 2008 (on a BOE basis) was 3% lower than 2007.  Our oil production decreased 1% in 2008.  Our gas production was 8% lower in 2008 than 2007.

In 2008, our realized oil price was 89% higher than 2007, while our realized gas price was 52% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $18.94 per BOE in 2007 to $37.60 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to repair costs on several wells.  Also contributing to the increase was higher production taxes resulting from then higher commodity prices.

Depletion on a BOE basis increased 19% in 2008.  Comparing 2008 to 2007, depletion expense increased $2,365, of which rate variances accounted for a $2,904 increase and production variances accounted for a $539 decrease.

Accretion expense decreased 42% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 24% higher in 2008 due primarily to increases in professional fees.

Texas Margin Taxes
In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership’s business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) applies to the Texas Margin Tax. However the Partnership believes, based on its interpretation, that the Texas Margin Tax does not apply to the Partnership because it qualifies under the passive entity exclusion.  Since no partner owns more than 50%.  If any partner were to increase its total ownership interest in the Partnership to more than 50% the Partnership would become subject to the Texas Margin Tax.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2008 were $269,428, of which $242,515 was distributed to the limited partners and $26,913 to the general partners.  Cumulative cash distributions of $10,497,149 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $9,516,801 or $910.44 per limited partner unit has been distributed to the limited partners, representing 182% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Oil & Gas Income Fund IX-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008