Form 10-Q
period 2008-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2008-11-14
CIK 847320

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund IX-A, L.P.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$64,123	$65,932
Receivable from Managing General Partner	83,251	8,557
New Mexico income tax deposits	34,803	16,419
Total current assets	182,177	90,908

Oil and gas properties - using the full-
cost method of accounting	3,529,105	3,460,356
Less accumulated depreciation,
depletion and amortization	2,906,527	2,878,231
Net oil and gas properties	622,578	582,125

	$804,755	$673,033

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$452,763	$426,454

Partners' equity (deficit):
General partners	(49,445)	(62,846)
Limited partners	401,437	309,425
Total partners' equity	351,992	246,579

	$804,755	$673,033

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Oil and gas	$348,524	$247,288	$1,245,622	$757,506
Interest	157	509	421	1,533
	348,681	247,797	1,246,043	759,039

Expenses

Production	192,647	113,711	541,949	295,908
Depreciation, depletion and amortization	10,096	7,781	28,296	23,616
Accretion expense	9,962	9,658	21,544	29,729
General and administrative	23,483	26,078	79,413	71,016
	236,188	157,228	671,202	420,269

Net income	$112,493	$90,569	$574,841	$338,770

Net income allocated to:

Managing General Partner	$11,033	$8,852	$54,283	$32,615

General Partner	$1,226	$983	$6,031	$3,624

Limited partners	$100,234	$80,734	$514,527	$302,531

Per limited partner unit	$9.59	$7.72	$49.22	$28.94

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Cash received from oil and gas sales	$1,152,544	$787,184
Cash paid to suppliers	(621,362)	(397,828)
Interest received	421	1,533
Net cash provided by operating activities	531,603	390,889

Cash flows used in investing activities:

Additions to oil and gas properties	(63,984)	(71,424)

Cash flows used in financing activities:

Distributions to partners	(469,428)	(301,304)

Net (decrease) increase in cash and cash equivalents	(1,809)	18,161

Beginning of period	65,932	45,727

End of period	$64,123	$63,888

Reconciliation of net income to net cash
provided by operating activities:

Net income	$574,841	$338,770

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	28,296	23,616
Accretion expense	21,544	29,729
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(30,904)
(Increase) decrease in receivables	(93,078)	29,678

Net cash provided by operating activities	$531,603	$390,889

Noncash investing and financing activities:

Increase in oil and gas properties – SFAS No. 143	$4,765	$-

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$426,454	$441,030
Reduction of obligations due to farm-out	(246)	-
Revisions of estimates	4,903	-
Additional abandonment obligations from new wells	108	-
Settlement of asset retirement obligations	-	(30,904)
Accretion expense	21,544	29,729
End of period	$452,763	$439,855

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	2,227	2,843
Gas production in mcf	9,406	7,331
Total (BOE)	3,795	4,065
Average price per barrel of oil	$114.13	$71.87
Average price per mcf of gas	$10.03	$5.86
Partnership distributions	$200,000	$75,000
Limited partner distributions	$180,000	$67,500
Per unit distribution to limited partners	$17.22	$6.46
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Revenues
Comparing 2008 to 2007, oil and gas sales increased $101,236, of which price variances accounted for a $133,348 increase and production variances accounted for a $32,122 decrease.

Production in 2008 (on a BOE basis) was 7% lower than 2007.  Our oil production decreased 22% in 2008 due primarily to the production decline on one oil well.  Our gas production was 28% higher in 2008 than 2007 due primarily to the volume increase on one well.

In 2008, our realized oil price was 59% higher than 2007, while our realized gas price was 71% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $27.97 per BOE in 2007 to $50.76 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to repairs and maintenance on two wells.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis increased 39% in 2008.  Comparing 2008 to 2007, depletion expense increased $2,315, of which rate variances accounted for a $2,832 increase and production variances accounted for a $517 decrease.

Accretion expense increased 3% in 2008 compared to 2007.

General and administrative (“G&A”) expenses were 10% lower in 2008 due to lower engineering fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	8,902	9,617
Gas production in mcf	25,099	24,393
Total (BOE)	13,085	13,683
Average price per barrel of oil	$111.25	$62.34
Average price per mcf of gas	$10.17	$6.47
Partnership distributions	$469,428	$301,304
Limited partner distributions	$422,515	$271,214
Per unit distribution to limited partners	$40.42	$25.95
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Revenues
Comparing 2008 to 2007, oil and gas sales increased $488,116, of which price variances accounted for a $528,121 increase and production variances accounted for a $40,005 decrease.

Production in 2008 (on a BOE basis) was 4% lower than 2007.  Our oil production decreased 7% in 2008 due primarily to the production decline on one oil well.  Our gas production was 3% higher in 2008 than 2007.

In 2008, our realized oil price was 78% higher than 2007, while our realized gas price was 57% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $21.63 per BOE in 2007 to $41.42 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to the increase in lease operating expense on six wells.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis increased 25% in 2008.  Comparing 2008 to 2007, depletion expense increased $4,680, of which rate variances accounted for a $5,711 increase and production variances accounted for a $1,031 decrease.

Accretion expense decreased 28% in 2008 due primarily to changes in estimates of asset retirement obligations.

General and administrative (“G&A”) expenses were 12% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2008 were $469,428, of which $422,515 was distributed to the limited partners and $46,913 to the general partners.  Cumulative cash distributions of $10,697,149 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $9,696,801 or $927.66 per limited partner unit has been distributed to the limited partners, representing 186% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Oil & Gas Income Fund IX-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008