Form 10-Q
period 2009-03-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2009-05-15
CIK 847320

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes	☐ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Form 10-K Report for 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's 2008 Form 10-K Report.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund IX-A, L.P.
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$23,746	$63,695
Receivable from Managing General Partner	305	-
New Mexico income tax deposits	29,663	27,611

Total current assets	53,714	91,306

Oil and gas properties - using the full-
cost method of accounting	3,503,908	3,503,946
Less accumulated depreciation,
depletion and amortization	2,936,090	2,920,626

Net oil and gas properties	567,818	583,320
	$621,532	$674,626

Liabilities and Partners' Equity (Deficit)

Current liability:
Payable to Managing General Partner	$-	$20,371

Asset retirement obligation	466,176	455,910

Partners' equity (deficit):
General partners	(66,153)	(63,400)
Limited partners	221,509	261,745

Total partners' equity	155,356	198,345

	$621,532	$674,626

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues

Oil and gas	$114,250	$388,818
Interest	20	163

	114,270	388,981

Expenses

Production	75,848	159,092
Depreciation, depletion and amortization	15,464	8,714
Accretion of asset retirement obligations	10,266	6,849
General and administrative	30,681	25,299

	132,259	199,954

Net (loss) income	$(17,989)	$189,027

Net (loss) income allocated to:

Managing General Partner	$(227)	$17,797

General partner	$(25)	$1,977

Limited partners	$(17,737)	$169,253

Per limited partner unit	$(1.70)	$16.19

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:

Cash received from oil and gas sales	$111,893	$278,144
Cash paid to suppliers	(126,900)	(184,391)
Interest received	20	163

Net cash (used in) provided by operating activities	(14,987)	93,916

Cash flows from investing activities:

Additions to oil and gas properties	-	(3,896)
Proceeds from sales of oil and gas properties	38	-

Net cash provided by (used in) investing activities	38	(3,896)

Cash flows used in financing activities:

Distributions to partners	(25,000)	(100,000)

Net decrease in cash and cash equivalents	(39,949)	(9,980)

Beginning of period	63,695	65,932

End of period	$23,746	$55,952

Reconciliation of net (loss) income to net
cash provided by operating activities:

Net (loss) income	$(17,989)	$189,027

Adjustments to reconcile net (loss) income to net
cash provided by operating activities:

Depreciation, depletion and amortization	15,464	8,714
Accretion of asset retirement obligations	10,266	6,849
Increase in receivables and deposits	(2,357)	(110,674)
Decrease in payables	(20,371)	-

Net cash provided by operating activities	$(14,987)	$93,916

Noncash investing and financing activities:
Decrease in oil and gas properties –
SFAS No. 143	$-	$(246)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2009, and for the three months ended March 31, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in abandonment obligations for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$455,910	$426,454
Reduction of obligations due to farm-outs	-	(246)
Accretion expense	10,266	6,849
End of period	$466,176	$433,057

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

The Partnership recognizes income from oil and gas properties on an accrual basis while the quarterly cash distributions are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due until the deficit is recovered from future cash flows.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2009	2008
Oil production in barrels	2,512	3,239
Gas production in mcf	6,911	7,045
Total (BOE)	3,664	4,413
Average price per barrel of oil	$37.41	$98.99
Average price per mcf of gas	$2.94	$9.68
Partnership distributions	$25,000	$100,000
Limited partner distributions	$22,500	$90,000
Per unit distribution to limited partners	$2.15	$8.61
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the quarters ended March 31, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenues
Comparing 2009 to 2008, oil and gas sales decreased $274,568, of which price variances accounted for a $201,303 decrease and production variances accounted for a $73,265 decrease.

Production in 2009 (on a BOE basis) was 17% lower than 2008.  Our oil production decreased 22% in 2009 due primarily to production declines on two oil wells.  Our gas production was 2% lower in 2009 than 2008.

In 2009, our realized oil price was 62% lower than 2008, while our realized gas price was 70% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis decreased from $36.05 per BOE in 2008 to $20.70 per BOE in 2009.  The higher oil and gas production costs in 2008 was due primarily to a salt water disposal settlement for a well paid in 2008, subsurface repairs for one oil well in 2008, and surface and subsurface repairs for a gas well in 2008.

Depletion on a BOE basis increased 114% in 2009.  Comparing 2009 to 2008, depletion expense increased $6,750, of which rate variances accounted for a $8,230 increase and production variances accounted for a $1,480 decrease.

Accretion expense increased 50% due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 21% higher in 2009 due primarily to increases in professional fees and engineering services.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2009 were $25,000, of which $22,500 was distributed to the limited partners and $2,500 to the general partners.  Cumulative cash distributions of $10,802,149 have been made to the general and limited partners as of March 31, 2009.  As of March 31, 2009, $9,791,301 or $936.70 per limited partner unit has been distributed to the limited partners, representing 187% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission on March 27, 2009 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Oil & Gas Income Fund IX-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 15, 2009