Form 10-Q
period 2010-03-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2010-05-14
CIK 847320

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Form 10-K Report for 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's 2009 Form 10-K Report.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund IX-A, L.P.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$48,934	$36,383
Receivable from Managing General Partner	-	30,368
New Mexico income tax deposits	16,898	13,295

Total current assets	65,832	80,046

Oil and gas properties - using the full-
cost method of accounting	3,517,991	3,547,552
Less accumulated depreciation,
depletion and amortization	3,008,132	2,989,870

Net oil and gas properties	509,859	557,682
	$575,691	$637,728

Liabilities and Partners' Equity (Deficit)

Current liability:
Payable to Managing General Partner	$1,800	$-

Asset retirement obligation	524,239	545,568

Partners' equity (deficit):
General partners	(69,263)	(66,838)
Limited partners	118,915	158,998

Total partners' equity	49,652	92,160

	$575,691	$637,728

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues

Oil and gas	$210,569	$114,250
Interest	19	20

	210,588	114,270

Expenses

Production	157,372	75,848
Depreciation, depletion and amortization	18,262	15,464
Accretion of asset retirement obligations	7,870	10,266
General and administrative	29,592	30,681

	213,096	132,259

Net loss	$(2,508)	$(17,989)

Net loss allocated to:

Managing General Partner	$1,418	$(227)

General partner	$157	$(25)

Limited partners	$(4,083)	$(17,737)

Per limited partner unit	$(.39)	$(1.70)

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Cash received from oil and gas sales	$237,334	$111,893
Cash paid to suppliers	(188,409)	(126,900)
Interest received	19	20

Net cash provided by (used in) operating activities	48,944	(14,987)

Cash flows provided by investing activities:

Proceeds from sales of equipment	3,607	38

Cash flows used in financing activities:

Distributions to partners	(40,000)	(25,000)

Net increase (decrease) in cash and cash equivalents	12,551	(39,949)

Beginning of period	36,383	63,695

End of period	$48,934	$23,746

Reconciliation of net loss to net
cash provided by operating activities:

Net loss	$(2,508)	$(17,989)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation, depletion and amortization	18,262	15,464
Accretion of asset retirement obligations	7,870	10,266
Settlement of asset retirement obligations
for plugged and abandoned wells	(3,245)	-
Decrease (increase) in receivables and deposits	26,765	(2,357)
Increase (decrease) in payables	1,800	(20,371)

Net cash provided by (used in) operating activities	$48,944	$(14,987)

Noncash investing and financing activities:
Decrease in oil and gas properties –
Asset retirement obligations	$(25,954)	$-

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2010, and for the three months ended March 31, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Southwest Oil & Gas Income Fund IX-A, L.P.

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

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$545,568	$455,910
Reduction of obligations due to wells plugged and abandoned	(3,245)	-
Revisions of previous estimates	(25,954)	-
Accretion expense	7,870	10,266
End of period	$524,239	$466,176

4.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2010	2009
Oil production in barrels	1,895	2,512
Gas production in mcf	8,062	6,911
Total (BOE)	3,239	3,664
Average price per barrel of oil	$83.91	$37.41
Average price per mcf of gas	$6.39	$2.94
Partnership distributions	$40,000	$25,000
Limited partner distributions	$36,000	$22,500
Per unit distribution to limited partners	$3.44	$2.15
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the quarters ended March 31, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $96,319, of which price variances accounted for a $116,019 increase and production variances accounted for a $19,700 decrease.

Production in 2010 (on a BOE basis) was 12% lower than 2009.  Our oil production decreased 25% in 2010 due primarily to production declines on three properties.  Our gas production was 17% higher in 2010 due primarily to gas purchaser down time and compressor problems on a well in 2009.

In 2010, our realized oil price was 124% higher than 2009, while our realized gas price was 117% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $20.70 per BOE in 2009 to $48.59 per BOE in 2010.  The higher oil and gas production costs in 2010 were due primarily to the increase in salt water disposal costs for a well.

Depletion on a BOE basis increased 34% in 2010.  Comparing 2010 to 2009, depletion expense increased $2,798, of which rate variances accounted for a $4,593 increase and production variances accounted for a $1,795 decrease.

Accretion expense decreased 23% due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 4% lower in 2010 compared to 2009.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2010 were $40,000, of which $36,000 was distributed to the limited partners and $4,000 to the general partners.  Cumulative cash distributions of $10,911,323 have been made to the general and limited partners as of March 31, 2010.  As of March 31, 2010, $9,889,814 or $946.12 per limited partner unit has been distributed to the limited partners, representing 189% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                   Legal Proceedings

None

Item 1A.                Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 31, 2010 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Oil & Gas Income Fund IX-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2010