Form 10-Q
period 2010-06-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2010-08-13
CIK 847320

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund IX-A, L.P.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$33,184	$36,383
Receivable from Managing General Partner	-	30,368
New Mexico income tax deposits	19,173	13,295

Total current assets	52,357	80,046

Oil and gas properties - using the full-
cost method of accounting	3,517,995	3,547,552
Less accumulated depreciation,
depletion and amortization	3,024,406	2,989,870

Net oil and gas properties	493,589	557,682
	$545,946	$637,728

Liabilities and Partners' (Deficit) Equity

Current liability:
Payable to Managing General Partner	$29,301	$-

Asset retirement obligation	532,264	545,568

Partners' (deficit) equity:
General partners	(74,168)	(66,838)
Limited partners	58,549	158,998

Total partners' (deficit) equity	(15,619)	92,160

	$545,946	$637,728

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Oil and gas	$186,282	$139,182	$396,851	$253,432
Interest	17	15	36	36
	186,299	139,197	396,887	253,468

Expenses

Production	175,013	91,353	332,386	167,202
Depreciation, depletion and amortization	16,274	12,744	34,536	28,208
Accretion expense	8,025	10,480	15,895	20,746
General and administrative	25,926	24,338	55,517	55,019
	225,238	138,915	438,334	271,175

Net (loss) income	$(38,939)	$282	$(41,447)	$(17,707)

Net (loss) income allocated to:

Managing General Partner	$(2,040)	$1,173	$(622)	$945

General Partner	$(227)	$130	$(69)	$105

Limited partners	$(36,672)	$(1,021)	$(40,756)	$(18,757)

Per limited partner unit	$(3.51)	$(.10)	$(3.90)	$(1.79)

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash received from oil and gas sales	$421,341	$255,229
Cash paid to suppliers	(361,847)	(242,592)
Interest received	36	36
Net cash provided by operating activities	59,530	12,673

Cash flows from investing activities:

Additions to oil and gas properties	-	(13,806)
Proceeds of oil and gas properties	3,603	43,680
Net cash provided by investing activities	3,603	29,874

Cash flows used in financing activities:

Distributions to partners	(66,332)	(79,174)

Net decrease in cash and cash equivalents	(3,199)	(36,627)

Beginning of period	36,383	63,695

End of period	$33,184	$27,068

Reconciliation of net loss to net cash
provided by operating activities:

Net loss	$(41,447)	$(17,707)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation, depletion and amortization	34,536	28,208
Accretion expense	15,895	20,746
Settlement of asset retirement obligations
for plugged and abandoned wells	(3,245)	-
Decrease in receivables	24,490	1,797
Increase (decrease) in payables	29,301	(20,371)
Net cash provided by operating activities	$59,530	$12,673

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties –
Asset retirement obligation	$(25,954)	$45,725

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Southwest Oil & Gas Income Fund IX-A, L.P.

Notes to Financial Statements

3.	Abandonment Obligations - continued

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$545,568	$455,910
Reduction of obligations due to asset sales and farm-outs	(3,245)	(507)
Revision of estimates	(25,954)	46,232
Accretion expense	15,895	20,746
End of period	$532,264	$522,381

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	2,157	1,975
Gas production in mcf	5,706	8,320
Total (BOE)	3,108	3,362
Average price per barrel of oil	$73.90	$55.49
Average price per mcf of gas	$4.71	$3.56
Partnership distributions	$26,332	$54,174
Limited partner distributions	$23,693	$49,013
Per unit distribution to limited partners	$2.27	$4.69
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $47,100, of which price variances accounted for a $46,296 increase and production variances accounted for an $804 increase.

Production in 2010 (on a BOE basis) was 8% lower than 2009.  Our oil production increased 9% in 2010 than 2009.  Our gas production was 31% lower in 2010 was due primarily to production decline in two fields.

In 2010, our realized oil price was 33% higher than 2009, while our realized gas price was 32% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $27.17 per BOE in 2009 to $56.31 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on a well.

Depletion on a BOE basis increased 38% in 2010.  Comparing 2010 to 2009, depletion expense increased $3,530, of which rate variances accounted for a $4,492 increase and production variances accounted for a $962 decrease.

Accretion expense decreased 23% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 7% higher in 2010 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	4,052	4,487
Gas production in mcf	13,768	15,231
Total (BOE)	6,347	7,026
Average price per barrel of oil	$78.58	$45.37
Average price per mcf of gas	$5.70	$3.27
Partnership distributions	$66,332	$79,174
Limited partner distributions	$59,693	$71,513
Per unit distribution to limited partners	$5.71	$6.84
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $143,419, of which price variances accounted for a $167,946 increase and production variances accounted for a $24,527 decrease.

Production in 2010 (on a BOE basis) was 10% lower than 2009.  Our oil production decreased 10% in 2010 due primarily to the production decline on an oil well.  Our gas production was 10% lower in 2010 due primarily to the production decline on a well.

In 2010, our realized oil price was 73% higher than 2009, while our realized gas price was 74% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $23.80 per BOE in 2009 to $52.37 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on a well.

Depletion on a BOE basis increased 36% in 2010.  Comparing 2010 to 2009, depletion expense increased $6,328, of which rate variances accounted for a $9,054 increase and production variances accounted for a $2,726 decrease.

Accretion expense decreased 23% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2010 were $66,332, of which $59,693 was distributed to the limited partners and $6,639 to the general partners.  Cumulative cash distributions of $10,937,655 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $9,913,507 or $948.39 per limited partner unit has been distributed to the limited partners, representing 190% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund IX-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010