Form 10-Q
period 2010-09-30
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2010-11-12
CIK 847320

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund IX-A, L.P.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$34,319	$36,383
Receivable from Managing General Partner	4,922	30,368
New Mexico income tax deposits	22,525	13,295

Total current assets	61,766	80,046

Oil and gas properties - using the full-
cost method of accounting	3,493,448	3,547,552
Less accumulated depreciation,
depletion and amortization	3,037,944	2,989,870

Net oil and gas properties	455,504	557,682
	$517,270	$637,728

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$506,320	545,568

Partners' equity (deficit):
General partners	(70,157)	(66,838)
Limited partners	81,107	158,998

Total partners' equity	10,950	92,160

	$517,270	$637,728

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues

Oil and gas	$174,056	$147,050	$570,907	$400,481
Interest	13	10	49	46
	174,069	147,060	570,956	400,527

Expenses

Production	102,471	114,991	434,857	282,192
Depreciation, depletion and amortization	13,538	13,289	48,074	41,497
Accretion expense	7,849	11,390	23,744	32,136
General and administrative	23,641	26,442	79,159	81,461
	147,499	166,112	585,834	437,286

Net income (loss)	$26,570	$(19,052)	$(14,878)	$(36,759)

Net income (loss) allocated to:

Managing General Partner	$3,610	$(519)	$2,988	$427

General Partner	$401	$(57)	$332	$47

Limited partners	$22,559	$(18,476)	$(18,198)	$(37,233)

Per limited partner unit	$2.16	$(1.77)	$(1.74)	$(3.56)

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:

Cash received from oil and gas sales	$587,123	$418,238
Cash paid to suppliers	(551,054)	(359,500)
Interest received	49	46
Net cash provided by operating activities	36,118	58,784

Cash flows from investing activities:

Additions to oil and gas properties	-	(41,521)
Proceeds from oil and gas properties	28,150	44,159
Net cash provided by investing activities	28,150	2,638

Cash flows used in financing activities:

Distributions to partners	(66,332)	(79,174)

Net decrease in cash and cash equivalents	(2,064)	(17,752)

Beginning of period	36,383	63,695

End of period	$34,319	$45,943

Reconciliation of net loss to net cash
provided by operating activities:

Net loss	$(14,878)	$(36,759)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation, depletion and amortization	48,074	41,497
Accretion expense	23,744	32,136
Settlement of asset retirement obligation for
plugged and abandoned wells	(37,038)	-
Decrease in receivables	16,216	17,757
Increase in payables	-	4,153

Net cash provided by operating activities	$36,118	$58,784

Noncash investing and financing activities:

(Decrease) increase in oil and gas
properties – Asset retirement obligations	$(25,954)	$45,726

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

2.	Summary of Significant Accounting Policies
The interim financial information as of September 30, 2010, and for the three and nine months ended September 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Southwest Oil & Gas Income Fund IX-A, L.P.

Notes to Financial Statements

3.	Abandonment Obligations - continued

Changes in abandonment obligations for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$545,568	$455,910
Reduction of obligations due to farm-out	-	(507)
Reduction of obligations for plugged and abandoned wells	(37,038)	-
Revisions of estimates	(25,954)	46,232
Accretion expense	23,744	32,136
End of period	$506,320	$533,771

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2010	2009
Oil production in barrels	1,824	1,784
Gas production in mcf	8,291	7,283
Total (BOE)	3,206	2,998
Average price per barrel of oil	$72.69	$64.25
Average price per mcf of gas	$5.00	$4.45
Partnership distributions	$-	$-
Limited partner distributions	$-	$-
Per unit distribution to limited partners	$-	$-
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the quarters ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $27,006, of which price variances accounted for a $19,948 increase and production variances accounted for a $7,058 increase.

Production in 2010 (on a BOE basis) was 7% higher than 2009.  Our oil production was 2% higher in 2010 than 2009.  Our gas production was 14% higher in 2010 than 2009 due primarily to an increase in production on one property.

In 2010, our realized oil price was 13% higher than 2009, while our realized gas price was 12% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis decreased from $38.36 per BOE in 2009 to $31.96 per BOE in 2010.  The higher oil and gas production costs in 2009 were due primarily to the replacement of rods and tubing in an oil well in 2009.

Depletion on a BOE basis decreased 5% in 2010.  Comparing 2010 to 2009, depletion expense increased $249, of which rate variances accounted for a $673 decrease and production variances accounted for a $922 increase.

Accretion expense decreased 31% in 2010 compared to 2009 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 11% lower in 2010 due to lower engineering expenses.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2010	2009
Oil production in barrels	5,876	6,271
Gas production in mcf	22,059	22,514
Total (BOE)	9,553	10,023
Average price per barrel of oil	$76.76	$50.74
Average price per mcf of gas	$5.44	$3.66
Partnership distributions	$66,332	$79,174
Limited partner distributions	$59,693	$71,513
Per unit distribution to limited partners	$5.71	$6.84
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the nine months ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective nine month period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $170,426, of which price variances accounted for a $192,131 increase and production variances accounted for a $21,705 decrease.

Production in 2010 (on a BOE basis) was 5% lower than 2009.  Our oil production decreased 6% in 2010 than 2009.  Our gas production was 2% lower in 2010 than 2009.

In 2010, our realized oil price was 51% higher than 2009, while our realized gas price was 49% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $28.15 per BOE in 2009 to $45.52 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the increase in saltwater disposal costs and subsurface repairs on an oil well.

Depletion on a BOE basis increased 22% in 2010.  Comparing 2010 to 2009, depletion expense increased $6,577, of which rate variances accounted for a $8,526 increase and production variances accounted for a $1,949 decrease.

Accretion expense decreased 26% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 3% lower in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2010 were $66,332, of which $59,693 was distributed to the limited partners and $6,639 to the general partners.  Cumulative cash distributions of $10,937,655 have been made to the general and limited partners as of September 30, 2010.  As of September 30, 2010, $9,913,507 or $948.39 per limited partner unit has been distributed to the limited partners, representing 190% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund IX-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2010