Form 10-Q
period 2011-03-31
SOUTHWEST OIL & GAS INCOME FUND IX-A LP
filed 2011-05-13
CIK 847320

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010, which are found in the Registrant's Form 10-K Report for 2010 filed with the Securities and Exchange Commission.  The December 31, 2010 balance sheet included herein has been taken from the Registrant's 2010 Form 10-K Report.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund IX-A, L.P.
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$90,174	$90,141
Receivable from Managing General Partner	14,201	4,853
New Mexico income tax deposits	19,170	15,997

Total current assets	123,545	110,991

Oil and gas properties - using the full-
cost method of accounting	3,467,324	3,491,011
Less accumulated depreciation,
depletion and amortization	3,055,762	3,047,763

Net oil and gas properties	411,562	443,248
	$535,107	$554,239

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$514,895	$514,332

Partners' equity (deficit):
General partners	(67,450)	(66,280)
Limited partners	87,662	106,187

Total partners' equity	20,212	39,907

	$535,107	$554,239

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues

Oil and gas	$163,470	$210,569
Interest	33	19

	163,503	210,588

Expenses

Production	133,104	157,372
Depreciation, depletion and amortization	7,999	18,262
Accretion of asset retirement obligations	8,020	7,870
General and administrative	34,075	29,592

	183,198	213,096

Net loss	$(19,695)	$(2,508)

Net loss allocated to:

Managing General Partner	$(1,053)	$1,418

General partner	$(117)	$157

Limited partners	$(18,525)	$(4,083)

Per limited partner unit	$(1.77)	$(.39)

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund IX-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:

Cash received from oil and gas sales	$150,949	$237,334
Cash paid to suppliers	(174,636)	(188,409)
Interest received	33	19

Net cash (used in) provided by operating activities	(23,654)	48,944

Cash flows provided by investing activities:

Proceeds from sales of equipment	23,687	3,607

Cash flows used in financing activities:

Distributions to partners	-	(40,000)

Net increase in cash and cash equivalents	33	12,551

Beginning of period	90,141	36,383

End of period	$90,174	$48,934

Reconciliation of net loss to net
cash provided by operating activities:

Net loss	$(19,695)	$(2,508)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation, depletion and amortization	7,999	18,262
Accretion of asset retirement obligations	8,020	7,870
Settlement of asset retirement obligations
for plugged and abandoned wells	(7,457)	(3,245)
(Increase) decrease in receivables and deposits	(12,521)	26,765
Increase in payables	-	1,800

Net cash (used in) provided by operating activities	$(23,654)	$48,944

Noncash investing and financing activities:
Decrease in oil and gas properties –
Asset retirement obligations	$-	$(25,954)

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

2.	Summary of Significant Accounting Policies
The interim financial information as of March 31, 2011, and for the three months ended March 31, 2011, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in abandonment obligations for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Beginning of period	$514,332	$545,568
Reduction of obligations due to wells plugged and abandoned	(7,457)	(3,245)
Revisions of previous estimates	-	(25,954)
Accretion expense	8,020	7,870
End of period	$514,895	$524,239

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2011.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2011, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2011	2010
Oil production in barrels	1,371	1,895
Gas production in mcf	6,779	8,062
Total (BOE)	2,501	3,239
Average price per barrel of oil	$89.36	$83.91
Average price per mcf of gas	$6.04	$6.39
Partnership distributions	$-	$40,000
Limited partner distributions	$-	$36,000
Per unit distribution to limited partners	$-	$3.44
Number of limited partner units	10,453	10,453

Operating Results
The following discussion compares our results for the quarters ended March 31, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective quarterly period.

Revenues
Comparing 2011 to 2010, oil and gas sales decreased $47,099, of which price variances accounted for a $5,075 increase and production variances accounted for a $52,174 decrease.

Production in 2011 (on a BOE basis) was 23% lower than 2010.  Our oil production decreased 28% in 2011 due primarily to a well that was shut-in after the first quarter of 2010.  Our gas production was 16% lower in 2011 due primarily to production decline on two wells.

In 2011, our realized oil price was 6% higher than 2010, while our realized gas price was 5% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $48.59 per BOE in 2010 to $53.22 per BOE in 2011.  Although production costs declined from 2010 to 2011, the production volumes decline was more severe resulting in an increase in the rate per BOE.

Depletion on a BOE basis decreased 43% in 2011.  Comparing 2011 to 2010, depletion expense decreased $10,263, of which rate variances accounted for a $6,103 decrease and production variances accounted for a $4,160 decrease.

Accretion expense increased 2% in 2011 compared to 2010.

General and administrative (“G&A”) expenses were 15% higher in 2011 due primarily to increases in professional fees and engineering services.

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

Liquidity and Capital Resources
There were no partnership distributions during the quarter ending March 31, 2011.  Cumulative cash distributions of $10,937,655 have been made to the general and limited partners as of March 31, 2011.  As of March 31, 2011, $9,913,507or $948.39 per limited partner unit has been distributed to the limited partners, representing 190% of contributed capital.

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

Disclosure Controls and Procedures
The Managing General Partner has established disclosure controls and procedures that are adequate to provide reasonable assurance that management of the Managing General Partner will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in the Partnership’s reports to the SEC.  Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management of the Managing General Partner, including its chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission on March 31, 2011 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Oil & Gas Income Fund IX-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ Mel G. Riggs
Mel G. Riggs
President and Chief Executive Officer

Date:	May 13, 2011